Form 10-Q
period 2025-06-30
Sealy Industrial Partners IV, LP
filed 2025-08-05
CIK 1929017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-56738

Sealy Industrial Partners IV, LP

(Exact Name of Registrant as Specified in its Charter)

Georgia	88-1030040
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
333 Texas Street, Suite 1050, Shreveport, LA	71101
(Address of principal executive offices)	(Zip Code)

(318) 222-8700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2025, the registrant had 4,066,910 units of limited partnership interest outstanding.

GLOSSARY

Annualized Base Rental Revenue

Contractual monthly base rent as of June 30, 2025 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of June 30, 2025, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

Capitalization Rate	Commonly referred to as Cap Rate, determined by dividing the property’s net operating income by its purchase price.
Cash Rent Rate Change

The percentage change comparing the cash base rent of the new or renewal lease commenced during the period to the cash base rent of the last expiring comparable lease for in-service properties. The calculation compares the first cash base rent payment due after the lease commencement date to the cash base rent of the last monthly payment due prior to the termination of the lease, excluding holdover rent. All leases that are short-term, which is defined as less than 24 months, are excluded from the calculation.

Code	Internal Revenue Code of 1986, as amended.
Comparable Lease	A lease in the same space with a similar lease structure as the previous in-place lease.
DRIP	Distribution reinvestment plan.
GAAP	Generally accepted accounting principles in the United States.
GLA	Gross leasable area.
In-service Property

A property is deemed as in service unless it is considered a value-add or redevelopment property. Properties are placed back in service upon the earlier of attaining 90% occupancy or 12 months after the move-out or completion of redevelopment.

NAV	Net asset value, which means the market value of all of a company’s assets, including but not limited to its real estate assets, after subtracting the market value of all of its liabilities.
New Lease

A lease that is signed for an initial term equal to or greater than 12 months for any vacant space, including a lease signed by a new tenant or an existing tenant that is expanding into new (additional) space.

Occupancy Rate	Leased and commenced square footage divided by gross leasable square footage.
REIT	Real estate investment trust.
Renewal Lease

A lease signed by an existing tenant to extend the term for 12 months or more, including (i) a renewal of the same space as the current lease at lease expiration, (ii) a renewal of only a portion of the current space at lease expiration, or (iii) an early renewal or workout, which ultimately does extend the original term for 12 months or more.

Retention Rate

The percentage of tenants that renewed during a fiscal year, based on the month when the activity physically impacts the occupancy. A space is considered retained (i) if a space is backfilled within one month of move-out with a positive rent rate change on either cash or GAAP basis; or (ii) if a sub-lessee signs a lease for longer than 24 months upon expiration of the original lease. Space is excluded from retention in the following situations: (i) renewal or new leases for less than 24 months; (ii) early terminations and bankruptcies; or (iii) if a move out is expected within the first 12 months of acquisition.

Same Store Properties/Acquired Properties

Same Store Properties are properties acquired before January 1, 2024 and held as in-service properties at June 30, 2025.

Acquired Properties are properties acquired on or after January 1, 2024 and held as in-service properties at June 30, 2025.

Value-Add/Redevelopment Properties

Properties that meet any of the following criteria: (i) less than 75% occupied as of the acquisition date or will be less than 75% occupied due to known move-outs within two years of the acquisition date; or (ii) 20% or greater of the acquisition cost will be spent to redevelop the property within 24 months of the acquisition date.

Weighted-Average Lease Term	The contractual lease term in years, assuming that tenants exercise no renewal options, purchase options, or early termination rights, weighted by annualized base rent revenue.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, changes in partners’ capital, and cash flows reflects all adjustments, consisting solely of normal and recurring adjustments, that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with our registration statement on Form 10-12G filed with the Securities and Exchange Commission (the "SEC") on April 21, 2025 and Form 10-12G/A filed with the SEC on May 30, 2025 (collectively, our "Registration Statement on Form 10"). Our results of operations for the three months and six months ended June 30, 2025 are not necessarily indicative of the operating results expected for the full year.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
(in thousands, except Units data)	(unaudited)
ASSETS
Real estate assets, at cost:
Buildings and improvements	$293,629	$226,951
Land	45,476	36,333
Land improvements	37,146	30,328
Tenant improvements	349	269
Total real estate assets, at cost	376,600	293,881
Less: accumulated depreciation	(12,432)	(8,580)
Total real estate assets, net	364,168	285,301

Cash and cash equivalents	9,850	11,389
Prepaid expenses and other assets	10,753	5,180
Deferred financing costs, net of accumulated amortization of $568 and $424 as of June 30, 2025 and December 31, 2024, respectively	392	61
Acquired value of in-place leases, net of accumulated amortization of $10,474 and $6,979 as of June 30, 2025 and December 31, 2024, respectively	33,723	24,220
Above market intangible lease asset, net of accumulated amortization of $49 and $57 as of June 30, 2025 and December 31, 2024, respectively	260	17
Total Assets	$419,146	$326,168

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Secured revolving credit facility	$91,500	$34,500
Accounts payable and accrued expenses	13,224	9,387
Deferred revenues	1,766	1,387
Below market intangible lease liability, net of accumulated amortization of $806 and $436 as of June 30, 2025 and December 31, 2024, respectively	3,733	2,434
Total liabilities	110,223	47,708

Commitments and contingencies (Note 6)	-	-

Partners' Capital
Series A preferred equity	125	125
General Partner's capital, 111 Units outstanding as of June 30, 2025 and December 31, 2024, respectively	8	8
Limited Partners' capital, 4,000,241 Units and 3,529,829 Units outstanding as of June 30, 2025 and December 31, 2024, respectively	306,770	276,252
Non-controlling interests	2,020	2,075
Total partners' capital	308,923	278,460

Total Liabilities and Partners' Capital	$419,146	$326,168

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except Units and per-Unit data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues
Rental revenue	$9,305	$4,618	$16,964	$8,853
Other revenues	57	12	79	29
Total revenues	9,362	4,630	17,043	8,882

Operating expenses
Depreciation and amortization	4,513	2,472	8,141	4,570
Property taxes and insurance	2,046	968	3,417	1,903
Asset management fee	981	515	1,787	990
Property operating expenses	746	466	1,495	872
General and administrative	764	431	1,266	705
Total operating expenses	9,050	4,852	16,106	9,040

Operating income (loss)	312	(222)	937	(158)

Other income (expense)
Interest expense	(1,555)	(147)	(2,347)	(383)
Other income	29	255	55	458
Gain on sale of real estate assets	1,152	-	1,152	-
Total other income (expense)	(374)	108	(1,140)	75

Net loss	$(62)	$(114)	$(203)	$(83)

Dividends to preferred shareholders	$4	$4	$8	$8
Net loss attributable to non-controlling interests	-	(1)	(1)	(1)
Net loss attributable to partners	$(66)	$(117)	$(210)	$(90)

Net loss attributable to General Partner	$-	$-	$-	$-
Net loss attributable to Limited Partners	$(66)	$(117)	$(210)	$(90)

Weighted average number of Units outstanding	3,884,115	2,821,925	3,772,691	2,664,428
Earnings per Unit, basic and diluted	$(0.02)	$(0.04)	$(0.06)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Statements of Changes in Partners' Capital (Unaudited)

(in thousands)	Series A Preferred	General Partner	Limited Partners	Non-Controlling Interests	Total Partners' Capital
Balance, December 31, 2024	$125	$8	$276,252	$2,075	$278,460
Contributions, net of issuance costs of $2,099	-	-	19,667	-	19,667
Distributions	(4)	-	(3,655)	(27)	(3,686)
Net loss	4	-	(144)	(1)	(141)
Balance, March 31, 2025	$125	$8	$292,120	$2,047	$294,300
Contributions, net of issuance costs of $2,050	-	-	18,773	-	18,773
Distributions	(4)	-	(3,922)	(27)	(3,953)
Redemptions	-	-	(135)	-	(135)
Net loss	4	-	(66)	-	(62)
Balance, June 30, 2025	$125	$8	$306,770	$2,020	$308,923

(in thousands)	Series A Preferred	General Partner	Limited Partners	Non-Controlling Interests	Total Partners' Capital
Balance, December 31, 2023	$125	$9	$190,813	$2,181	$193,128
Contributions, net of issuance costs of $1,809	-	-	21,810	-	21,810
Distributions	(4)	-	(2,535)	(27)	(2,566)
Redemptions	-	-	(191)	-	(191)
Net income	4	-	27	-	31
Balance, March 31, 2024	$125	$9	$209,924	$2,154	$212,212
Contributions, net of issuance costs of $2,264	-	-	31,384	-	31,384
Distributions	(4)	-	(2,846)	(27)	(2,877)
Redemptions	-	-	(1,610)	-	(1,610)
Net loss	4	-	(117)	(1)	(114)
Balance, June 30, 2024	$125	$9	$236,735	$2,126	$238,995

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Cash flows from operating activities
Net loss	$(203)	$(83)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,764	4,452
Straight-line rent adjustment	(571)	(96)
Noncash interest expense	629	330
Gain on sale of real estate assets	(1,152)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,703)	(343)
Accounts payable and accrued expenses	881	1,488
Deferred revenues	379	601
Net cash provided by operating activities	6,024	6,349

Cash flows from investing activities
Purchase of real estate assets	(101,520)	(87,675)
Earnest money deposit	-	1,250
Capital expenditures	(153)	(176)
Deferred leasing costs	(48)	(289)
Net proceeds from sale of real estate assets	7,916	-
Net cash used in investing activities	(93,805)	(86,890)

Cash flows from financing activities
Proceeds from revolving credit facility	93,500	2,000
Repayments of revolving credit facility	(36,500)	(2,000)
Financing costs paid	(2,012)	(521)
Contributions	39,989	55,505
Payments for issuance costs	(3,837)	(4,026)
Distributions	(4,541)	(3,227)
Redemptions	(135)	(1,801)
Payment of distribution fees	(222)	(309)
Net cash provided by financing activities	86,242	45,621
Net change in cash and cash equivalents	(1,539)	(34,920)
Cash and cash equivalents, beginning of period	11,389	44,598
Cash and cash equivalents, end of period	$9,850	$9,678

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited, Continued)

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$(1,620)	$(52)

Supplemental Disclosure of Noncash Investing and Financing Transactions
Increase in accrued issuance costs	$312	$46
Increase in accrued cash distributions	$217	$178
DRIP contributions	$2,601	$1,507
Increase in accrued DRIP distribution	$216	$317
DRIP distributions	$(2,817)	$(1,824)

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Description of Business

Sealy Industrial Partners IV, LP (the “Partnership”) was formed as a Georgia limited partnership on February 25, 2022. Also on February 25, 2022, the Partnership formed Sealy Industrial Partners IV REIT, LLC (the “SIP IV REIT”) as a wholly owned subsidiary of the Partnership, and Sealy Industrial Partners IV OP, LP (the “OP”) as a wholly owned subsidiary of the SIP IV REIT. Unless stated otherwise or the context otherwise requires, the terms the "Company," "we," "our," and "us" refer to the Partnership and its subsidiaries, including the SIP IV REIT, the OP, and all of its consolidated subsidiaries. Sealy Industrial Partners IV GP, LLC (the “GP”) is the general partner of the Partnership. Sealy & Company, LLC (“Sealy”) is the sole member of the GP.

The GP contributed $5,000 to the Partnership in exchange for 55.4 Class I units of limited partnership interest in the Partnership (the "Class I Units") and $5,000 to the OP in exchange for 55.4 units of limited partnership interest in the OP (the "OP Units"). Sealy SIP IV Investor, LLC (“SIP IV Investor”) owns subordinated participation interests (see "Note 7. Equity" for details) in the Partnership and the OP. Sealy Capital Investor II, LLC (“SCI-II”), through the transactions contemplated in a Distribution and Contribution Agreement with SIP IV Investor, among other parties, effective as of December 31, 2022, acquired SIP IV Investor's Class I Units and OP Units and is deemed to have contributed $5,000 to the Partnership for 55.4 Class I Units and $2,445,000 to the OP in exchange for 27,091.4 OP Units. The ownership interests of SIP IV Investor and SCI-II in the OP are recognized and measured as noncontrolling interests in the consolidated financial statements. As of June 30, 2025, noncontrolling interests represented 0.7% of the partnership interests in OP.

In April 2022, the Partnership commenced an offering of Class A units of limited partnership interest (the "Class A Units"), Class I units of limited partnership interest (the "Class I Units"), and Class R units of limited partnership interest (the "Class R Units", and collectively with the Class A Units and the Class I Units, the "Units") for up to $750 million, expandable to $1 billion at the discretion of the GP (the “Private Offering”). Sealy is the sponsor of the Private Offering. For each Class I Unit and Class R Unit, the Partnership receives a capital contribution of $90.25; for each Class A Unit, the Partnership receives a capital contribution of $100.00, before deducting selling commission of up to $6.00, managing broker-dealer fee of up to $2.75, and broker-dealer due diligence fee of up to $1.00. As of June 30, 2025, there were 4,000,241 Units issued under the Private Offering and outstanding (see "Note 7. Equity" for details). All Units have the same voting rights and holders of such Units are together referred to as "Limited Partners". The Limited Partners, together with the GP, SIP IV Investor, and SCI-II, are referred to herein as the “Partners”.

On December 2, 2022, the SIP IV REIT admitted preferred shareholders through an offering of $125,000 in preferred shares at $1,000 per share.

The Company commenced operations on July 15, 2022 and primarily focuses on acquiring, owning, financing, developing, redeveloping, maintaining, operating, managing, leasing, and selling income-producing industrial and other commercial real estate properties throughout the United States. Substantially all of our business is conducted through the OP. As of June 30, 2025, we owned real estate located primarily in the Southern and Midwestern United States.

Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncement

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP. Intercompany transactions among consolidated entities have been eliminated. The presentation includes the accounts of the Company and those entities in which the Company has a controlling financial interest. The Company also consolidates certain variable interest entities ("VIEs") in accordance with Accounting Standards Codification ("ASC") 810 - Consolidation. The outside equity interest in the entities controlled by the Company are reflected in the consolidated financial statements as a noncontrolling interest.

The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the SEC. Management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included.

The results of operations for such interim periods are not necessarily indicative of the results for the full year and should be read in conjunction with the consolidated financial statements for the years ended December 31, 2024 and 2023 included in our Registration Statement on Form 10.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reported periods. These estimates and assumptions are based on management's experiences and judgments and believed to be reasonable at the time. Management evaluates its estimates and assumptions on an ongoing basis and makes adjustments when facts and circumstances warrant. Actual results could differ from those estimates.

Real estate assets

The Company evaluates whether a real estate acquisition is a business acquisition or an asset purchase in accordance with GAAP. GAAP defines a business as an integrated set of activities and assets that can be managed to produce economic benefits. To date, all of our acquisitions have consisted of properties whereby substantially all the fair value of the gross assets acquired is concentrated in a single asset and, therefore, the acquisitions are accounted for as asset purchases.

Assets acquired are recorded at cost based on the contract purchase price plus transaction costs (the “Purchase Price”). The Purchase Price is then allocated based on the fair value of assets acquired and liabilities assumed, which generally consists of land, land improvements, buildings, tenant improvements, deferred leasing commissions, and deferred intangible lease assets and liabilities. The fair value of the tangible assets is determined as if it were vacant. The determination of fair value includes the use of significant assumptions such as land comparables, discount rates, terminal capitalization rates and market rent assumptions. The value of acquired in-place leases is based on the difference on the date of the acquisition between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued "as-if" vacant. In allocating the fair value to identified intangibles for above-market or below-market leases, an amount is recorded based on the present value of the difference between prevailing market rental rates and the in-place lease rental rates measured over a period equal to the remaining term of the leases.

Expenditures for tenant improvements, leasehold improvements, and leasing commissions (inclusive of incentive compensation costs of personnel directly attributable to executed leases) are capitalized and amortized over the terms of the respective lease. Repairs and maintenance are charged to expense as incurred.

Real estate assets are depreciated using the straight-line method over the remaining estimated useful lives of the assets. Estimated useful lives range from 5 to 39 years for buildings and improvements, and 15 years for land improvements. Depreciation of tenant improvements is computed using the straight-line method over the shorter of the useful life of the improvement or the term of the respective lease.

The value of the acquired in-place lease intangible is amortized over the remaining lease term as depreciation and amortization expense. The amount of above-market and below-market lease intangibles are amortized as a decrease or increase of rental revenue, respectively, over the remaining lease term.

The Company classifies properties and related assets and liabilities as held for sale when the sale of an asset has been approved by management, a legally enforceable contract has been executed and the buyer's due diligence period, if any, has expired. Once classified as held for sale, the respective assets and liabilities are presented separately on the consolidated balance sheets, depreciation ceases and the properties are valued at the lower of depreciated cost or fair value, less costs to sell.

Impairment of Real Estate Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The judgments regarding the existence of indicators of impairment are based on operating performance, market conditions, as well as our intent and ability to hold each property. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the operation and disposal of the asset. If such assets are considered to be permanently impaired, an impairment loss is recognized to reduce the carrying value of the property to its estimated fair value. The impairment loss is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The impairment assessment and fair value measurement requires the use of estimates and assumptions related to the timing and amounts of cash flow projections, discount rates, and terminal capitalization rates.

No impairment charge was recorded for the three and six months ended June 30, 2025 and 2024.

Fair value measurements

The Company utilizes a valuation technique to measure the fair value of assets and liabilities by using a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Accordingly, the fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•
Level 1 - unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•
Level 2 - quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;
•
Level 3 - prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The Company applies the provisions of this valuation technique in recording the assets acquired and liabilities assumed upon real estate acquisitions based on information obtained from independent appraisals, market data, information obtained during due diligence, and information related to the marketing and leasing at the specific property, which is a Level 3 measurement valuation technique. Accordingly, the assessed fair values are not necessarily indicative of the amounts the Company could realize on disposition of such assets. The use of different assumptions and/or estimation methodologies may have a material effect on the assessed fair value amounts.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and short-term highly liquid instruments with original maturities of three months or less. We ensure that there is enough cash on hand to cover estimated amounts for upcoming property taxes, insurance, tenant improvements and commissions, and repairs and improvements expected for up to twelve months. Cash equivalents also include funds received for equity contributions pending approval and admittance to the Partnership. Such funds are recorded as liabilities pending approval of the contribution.

Prepaid expenses and other assets

Prepaid expenses and other assets include prepaid property insurance premiums, earnest money deposits for future acquisitions of real estate in contract, rent and other tenant receivables, deferred leasing costs, right-of-use assets, straight-line rent receivable, and other refundable deposits and prepaid expenses. Prepaid insurance is amortized over the respective insurance policy period. As of June 30, 2025 and December 31, 2024, the balances of tenant rent and reimbursement receivables were $801,000 and $161,000, respectively. Management evaluates collectability of tenant receivables based on historical loss, current economic conditions and tenant profile as of each reporting date. No allowance for doubtful accounts was made as of June 30, 2025 and December 31, 2024.

Deferred financing costs

Financing costs are direct costs incurred in obtaining debt instruments and are deferred and amortized over the term of the related debt. Deferred financing costs attributable to revolving debt are presented in the consolidated balance sheets as an asset. Deferred financing costs attributable to notes payable are presented in the consolidated balance sheets as a direct reduction from the carrying amount of the associated debt when there is a balance outstanding.

Revenue recognition

All current leases where the Company is the lessor are classified as operating leases and rental income is recognized on a straight-line basis over the term of the lease agreements regardless of when payments are due. Differences between rents billed in accordance with the lease terms and the minimum rent income recognized on a straight-line basis are reported as rent receivable in prepaid expenses and other assets in the accompanying consolidated balance sheets. Rents received in advance are recognized as deferred revenues.

All of our leases are triple-net or double-net leases, where the majority of property operating expenses are recovered from the tenants. Tenant recoveries are recognized as revenue in the same period the related expenses are incurred. As the timing and pattern of transfer for the rental income and the associated tenant recoveries are the same, we account for rental income and tenant recoveries as a single combined component as rental revenue on the accompanying consolidated statement of operations in accordance with Financial Accounting Standards Board ("FASB") ASC Topic 842 - Leases.

Earnings per Unit

Earnings per Unit is calculated by dividing net income (loss) attributable to Limited Partners, who held partnership interests in Units, by the weighted average number of Units outstanding during the period. The Company had not issued any dilutive Units as of June 30, 2025.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator:
Net loss attributable to Limited Partners ('000s)	$(66)	$(117)	$(210)	$(90)
Denominator:
Weighted Average Units - Basic & Diluted	3,884,115	2,821,925	3,772,691	2,664,428

Earnings per Unit, basic and diluted	$(0.02)	$(0.04)	$(0.06)	$(0.03)

Segment Reporting

The Company operates within one single business segment. We manage our operations on a consolidated basis to assess performance and make strategic operating decisions. Our GP and the officers of Sealy serve as the chief operating decision maker ("CODM") for the Company. The CODM primarily uses consolidated net income to measure overall Company performance and allocate resources.

Note 3. Investments in Real Estate

Portfolio

As of June 30, 2025, we owned 20 industrial real estate properties totaling approximately 4.6 million square feet of GLA located in eight states, including Indiana, Iowa, Kansas, Mississippi, Missouri, Ohio, Oklahoma, and Texas. Below is a summary of our investments in real estate, before depreciation and amortization, as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Buildings and improvements	$293,629	$226,951
Land	45,476	36,333
Land improvements	37,146	30,328
Tenant improvements	349	269
Acquired value of in-place leases	44,197	31,199
Above market rent lease intangibles	309	74
Below market rent lease intangibles	(4,539)	(2,870)
Total investments in real estate	$416,567	$322,284

Acquisitions

During the six months ended June 30, 2025, we acquired four industrial properties.

•
On March 21, 2025, we purchased an industrial property of 575,000 square feet in Edgerton, Kansas for approximately $39.5 million, exclusive of transaction costs. This acquisition was funded with a draw from the revolving credit facility.
•
On March 24, 2025, we purchased an industrial property of 182,000 square feet in Westfield, Indiana for approximately $18.5 million, exclusive of transaction costs. This acquisition was funded with a draw from the revolving credit facility.
•
On April 25, 2025, we purchased an industrial property of 222,000 square feet in El Paso, Texas for approximately $16.2 million, exclusive of transaction costs. This acquisition was funded with a draw from the revolving credit facility. This property is encumbered by a ground lease that expires March 31, 2059, with renewal options. We capitalized the right-of-use ("ROU") asset and lease liability associated with the ground lease in the amount of approximately $2.3 million, calculated by discounting future ground lease payments at the Company's incremental borrowing rate at 6.74% as of the acquisition date. The ROU asset is included in prepaid expenses and other assets and the ROU lease liability is included in accounts payable and accrued expenses on the consolidated balance sheets.
•
On June 30, 2025, we purchased an industrial property of 244,000 square feet in Saint Louis, Missouri for approximately $25.5 million, exclusive of transaction costs. This acquisition was funded with $7.9 million of net proceeds from the disposition described below and a draw from the revolving credit facility.

The following table summarizes the Purchase Price (includes contract purchase price and transaction costs, as defined previously) and the allocation thereof to each asset class for the six months ended June 30, 2025:

Six Months Ended
(in thousands)	June 30, 2025
Buildings and improvements	$71,796
Land	9,994
Land improvements	7,638
Acquired value of in-place leases	13,515
Above market rent lease intangibles	260
Below market rent lease intangibles	(1,683)
Total Purchase Price	$101,520

Disposition

On April 25, 2025, we sold one industrial property of 56,000 square feet in Sulphur, Louisiana, for $8.3 million. The book basis of the sold property was approximately $6.8 million. We recognized a net gain of approximately $1.2 million. The net sales proceeds of $7.9 million were used to partially fund the acquisition closed on June 30, 2025 described above.

Lease intangibles

During the three and six months ended June 30, 2025 and 2024, the Company recognized the following lease intangibles amortization:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Acquired value of in-place leases	$2,121	$1,151	$3,712	$2,218
Above market intangible lease asset	$1	$4	$2	$12
Below market intangible lease liability	$(232)	$(67)	$(379)	$(132)

The following table summarizes future amortization of acquired lease intangibles as of June 30, 2025:

(in thousands)	Acquired Value of In-Place Leases	Above Market Intangible Lease Asset	Below Market Intangible Lease Liability
July - December 2025	$4,804	$33	$(509)
2026	9,392	65	(1,001)
2027	7,453	65	(822)
2028	5,127	27	(559)
2029	3,349	2	(393)
Thereafter	3,598	68	(449)
Total	$33,723	$260	$(3,733)
Weighted average amortization period (years)	4.4	14.9	4.7

Note 4. Credit Facilities

The Company is a party to a credit agreement with KeyBank National Association ("KeyBank") as agent and lender (the "KeyBank Credit Agreement"), which provides for a revolving credit facility (the "KeyBank Credit Facility"). On January 29, 2025, the KeyBank Credit Agreement was amended to expand the borrowing capacity of the KeyBank Credit Facility from $45 million to $100 million and extend the maturity date to September 30, 2025. On May 14, 2025, the KeyBank Credit Agreement was further amended to provide options to extend the maturity date of the KeyBank Credit Facility for two six-month periods, provided certain customary conditions are met. If the Company exercises both options to extend, the KeyBank Credit Facility would mature on September 30, 2026, and at that time, the balance outstanding would be due and payable.

Borrowings under the KeyBank Credit Facility bear interest at various floating rates based on daily SOFR as defined in the KeyBank Credit Agreement. Monthly interest payments are required on the outstanding balance.

As of June 30, 2025 and December 31, 2024, $91.5 million and $34.5 million were outstanding, respectively, under the KeyBank Credit Facility bearing a weighted average interest rate of 6.41% and 6.47%, respectively.

The Company pays an unused commitment fee of 0.20% per annum of the unused borrowing capacity under the KeyBank Credit Facility, payable quarterly. During the six months ended June 30, 2025 and 2024, we paid approximately $39,000 and $46,000 of unused commitment fees, respectively.

The KeyBank Credit Facility is secured by the ownership interest of the Company’s subsidiaries in the real estate assets and certain carve-out provisions are also guaranteed by an affiliate of the GP. The KeyBank Credit Agreement imposes certain financial and other covenants, including restrictions on distributions.

We were in compliance with all debt covenants under the KeyBank Credit Agreement as of June 30, 2025.

On June 9, 2025, the Company paid Thrivent Financial $50,000 as an application fee and $1.1 million as rate lock deposit towards a potential term loan facility. The rate lock deposit will be applied to the loan proceeds at closing or refunded if the term loan facility does not close. The application fee was recorded as deferred financing costs (not amortizing until a loan agreement is signed) and the rate lock deposit was included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Note 5. Operating Leases

The Company leases industrial real estate to tenants under operating leases with a weighted-average remaining lease term of 4.4 years as of June 30, 2025. The leases typically provide for base rent and other charges to cover certain operating expenses. Some of our operating leases include options to extend the lease term. For purposes of determining the lease term and lease classification, we exclude these extension periods unless it is reasonably certain at lease commencement that the option will be exercised.

As of June 30, 2025, future base rent under non-cancelable leases were as follows, assuming no exercise of lease renewal options, if any:

(in thousands)
July - December 2025	$13,640
2026	27,685
2027	24,961
2028	19,886
2029	17,111
Thereafter	27,836
Total	$131,119

As of June 30, 2025 and December 31, 2024, security deposit liabilities of $895,000 and $778,000, respectively, were included in accounts payable and accrued expenses on our consolidated balance sheets.

Note 6. Commitments and Contingencies

From time to time in the normal course of our business, we may be party to legal proceedings arising from the ownership and operation of our industrial properties. We believe that the liabilities, if any, that may ultimately result from such legal proceedings will not have a materially adverse effect on our consolidated financial position, operations, or liquidity.

Note 7. Equity

As of June 30, 2025, the Partners' respective ownership interests, life-to-date contributions and redemptions were as follows:

($s in thousands)	% Owned	# of Units Owned (1)	# of OP Units Owned	Contributions (2)	Redemptions (3)
Formation Contribution
General Partner (4)	0.0%	56	55	$10	$-
SCI-II (4)	0.7%	55	27,092	2,450	-
Total Formation Contribution	0.7%	111	27,147	2,460	-

Private Offering
Class A Limited Partners	56.0%	2,254,169	-	203,947	(503)
Class I Limited Partners	14.0%	566,780	-	51,152	-
Class R Limited Partners	29.3%	1,179,292	-	108,281	(1,757)
Total Limited Partners	99.3%	4,000,241	-	363,380	(2,260)

Total	100.0%	4,000,352	27,147	$365,840	$(2,260)
(1)
Includes 3,941,619 Units issued under the Private Offering and 84,748 Units issued pursuant to the Partnership's distribution reinvestment plan ("DRIP"), and net of 26,126 Units redeemed.
(2)
Includes approximately $355.7 million of initial contributions and approximately $7.6 million of DRIP contributions.
(3)
Redemption amounts reflect 5,627 Class A Units and 20,499 Class R Units redeemed.
(4)
Numbers of Units and OP Units rounded in order to show the correct totals owned by the GP and SCI-II.

Private Offering

In April 2022, we commenced the Private Offering of Units for up to $750 million, expandable to $1 billion at the sole discretion of the GP. All classes of Units differ only with respect to the fees paid to broker-dealers in connection with their sale and are viewed as the same ownership interest.

The following tables set forth the net proceeds raised from the Private Offering and the number of Units issued for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024		Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
($s in thousands)	# of Units Issued	Proceeds	# of Units Issued	Proceeds	# of Units Issued	Proceeds	# of Units Issued	Proceeds
Class A	136,836	$12,349	258,750	$23,352	261,408	$23,592	401,092	$36,196
Class I	14,404	1,300	-	-	14,404	1,300	5,540	500
Class R	64,643	5,834	104,964	9,473	167,280	15,097	211,236	19,064
Total	215,883	$19,483	363,714	$32,825	443,092	$39,989	617,868	$55,760

The Partnership's DRIP allows the Limited Partners to elect to have their cash distributions attributable to the class of Units owned automatically reinvested in additional Units of the same class. The following tables set forth the DRIP contributions received, and the number of Units issued pursuant to the DRIP, during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024		Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
($s in thousands)	# of Units Issued	DRIP Proceeds	# of Units Issued	DRIP Proceeds	# of Units Issued	DRIP Proceeds	# of Units Issued	DRIP Proceeds
Class A	9,616	$867	6,171	$557	18,688	$1,686	11,418	$1,030
Class I	519	47	577	52	1,144	103	1,072	97
Class R	4,720	426	2,369	214	8,988	811	4,206	380
Total	14,855	$1,340	9,117	$823	28,820	$2,600	16,696	$1,507

Distributions

The Company's distributable cash, as defined in the partnership agreement of the Partnership (as amended from time to time, the "Partnership Agreement"), is apportioned among the Limited Partners pro rata in accordance with their respective Units and pursuant to the distribution waterfall, which may include distributions to SIP IV Investor in respect of its subordinated participation interest. Distributions to each Limited Partner other than the GP will be distributed in the following order of priority:

i.
first, to the Limited Partner until such Limited Partner’s preferred return account balance is reduced to zero. Preferred return means 6% cumulative, non-compounding annual return on the Limited Partners’ unreturned capital account balances;
ii.
second, to the Limited Partner until such Limited Partner’s unreturned capital account balance is reduced to zero; and
iii.
20% of the remaining distributable cash to SIP IV Investor as its subordinated participation interest and 80% to Limited Partners.

During the six months ended June 30, 2025 and 2024, the Company made distributions at an annualized rate of $4.05 per unit, to holders of Units of record as of the last day of each quarter, payable the following month. Distributions payable as of June 30, 2025 and December 31, 2024 were approximately $3.9 million and $3.5 million, respectively.

Redemptions

In accordance with the Partnership Agreement, Limited Partners who have held their Units for at least one year may request to have the Company redeem, in part or in whole, Units held by such Limited Partners. As the distributable cash of the Company permits, a redemption request shall be accommodated as determined by the GP in its sole discretion. To the extent the redemption amount, as defined in the Partnership Agreement, exceeds the Limited Partner's preferred return account and unreturned capital, 80% of such excess will be paid to the Limited Partner, and 20% to SIP IV Investor as part of its subordinated participation interest.

Any redemption request that would result in the Limited Partner owning less than $50,000 in Units (based upon the per Unit net asset value then in effect) shall be deemed to be a request of redemption of all such Limited Partner’s Units.

During the six months ended June 30, 2025, 1,500 Units were redeemed for approximately $135,000. During the six months ended June 30, 2024, 20,845 Units were redeemed for approximately $1.8 million.

Preferred Equity

In December 2022, the SIP IV REIT issued 125 non-voting Series A preferred shares at $1,000 per share for aggregate consideration before expenses of $125,000. The SIP IV REIT pays preferred dividends at an annual rate of 12% per share, payable in two installments each year.

Note 8. Related-Party Transactions

The following is a summary of amounts incurred with the GP, Sealy, and their affiliates during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024	Financial Statement Line
Acquisition fees	$417	$388	$997	$868	Real estate assets
Asset management fee	$981	$515	$1,787	$990	Asset management fee
Distribution fees	$229	$252	$342	$307	Prepaid expenses and other assets
Financing fees	$-	$-	$350	$225	Deferred financing costs
Issuance costs	$1,221	$1,610	$2,689	$3,198	Issuance costs
Leasing commissions	$-	$108	$4	$108	Prepaid expenses and other assets
Property management fees	$250	$139	$441	$231	Property operating expenses
Other	$356	$85	$482	$164	Various
•
Acquisition fees – the Company pays Sealy an acquisition fee of up to 1.0% of the total contract purchase price for real estate assets acquired. The Company also reimburses Sealy for acquisition-related expenses.
•
Asset management fee – the Company pays the GP an asset management fee of up to 1.0% of the book value of assets under management (the “AUM”) per annum payable monthly. The AUM is not adjusted for accumulated depreciation. As of June 30, 2025 and December 31, 2024, the asset management fee payable to the GP was $491,000 and $325,000, respectively.
•
Distribution fees – the Class R Unit is subject to a distribution fee of 0.25% of the Class R Unit price per annum, payable to Sealy Investment Securities, LLC ("SIS"), a Sealy affiliate and the managing broker-dealer for the Private Offering, from quarterly and liquidating distributions. The Company may prepay SIS, and has prepaid, the distribution fee in the amount of 2.5% of the Class R Unitholders’ gross contributions. The Company is withholding from the investors’ quarterly distributions at an annual rate of 0.25% of gross contributions currently and will withhold from liquidating distributions, not to exceed 2.5% in total.
•
Financing fees – the GP may earn a financing coordination fee of up to 0.5% of the principal amount of new or refinanced loans for services related to loan negotiations.
•
Issuance costs – the Company reimburses Sealy for offering-related costs and costs in connection with the administration of the DRIP. The following table sets forth issuance costs we incurred with related parties for the respective periods:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Issuance costs - Sealy	$396	$771	$1,231	$1,606
Issuance costs - SIS	$825	$839	$1,458	$1,593

As of June 30, 2025 and December 31, 2024, issuance costs payable to SIS were approximately $411,000 and $351,000, respectively; no issuance costs remained payable to Sealy.

Additionally, the Company may pay SIS an alternative selling commission not to exceed 4.25% of gross offering proceeds. During the three months ended June 30, 2025, the Company incurred $55,000 of alternative selling commissions.

•
Property management fees and leasing commissions – the Company has property management agreements with Sealy, under which it pays a monthly property management fee of 2.00% to 4.00% of monthly gross receipts from the properties, less any management fee paid to a third party. Additionally, Sealy receives 50% of all late payments and returned checks collected. The management agreements also state that Sealy may receive market-based leasing commissions based on the location of each property, less any commission paid to a third party.
•
Other costs – the Company has no employees and, in accordance with the Partnership Agreement and the confidential private placement memorandum of the Private Offering, periodically reimburses Sealy and its affiliates for costs incurred on its behalf. These costs include compensation for management and administrative personnel providing services such as accounting and property management, as well as compliance costs, consulting services related to insurance, property tax, design services, and other expenses such as postage and pursuit costs on dead deals. As of June 30, 2025 and December 31, 2024, approximately $384,000 and $222,000 of other costs remained payable, respectively.

Note 9. Concentration Risks

The Company currently owns real estate located primarily in the Southern and Midwestern United States. This geographic concentration creates a concentration of credit risk with respect to revenue generation. The Company has not experienced losses with respect to its geographic concentration.

As of June 30, 2025, one of the Company's 34 tenants had an annualized base rent representing 11.51% of total annualized base rent. No outstanding rent receivables were due from this tenant as of June 30, 2025.

Note 10. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the unaudited consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of the Company’s Registration Statement on Form 10.

Capitalized terms used herein, but not otherwise defined, shall have the meanings ascribed to such terms in the Glossary immediately following the Table of Contents to this Quarterly Report on Form 10-Q or, if not defined therein, in Part I – Financial Information, Item 1 – Financial Statements of this Quarterly Report on Form 10-Q, including the notes to the consolidated financial statements contained therein.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve known and unknown risks, uncertainties and other factors. Undue reliance should not be placed upon such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continues,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Therefore, such statements are not intended to be a guarantee of the Company's performance in future periods. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see Item 1A — Risk Factors of the Company’s Registration Statement on Form 10. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

Overview

We have invested, and intend to continue to invest, in well-located industrial real estate assets throughout the United States with an emphasis on purchasing properties at a discount to replacement cost that produce consistent, growing cash flow, and equity appreciation. The GP manages our day-to-day business and other affairs. In April 2022, we commenced the Private Offering of up to $750 million in Units, expandable to $1.0 billion in Units at the discretion of the GP.

We commenced operations and made our first property acquisition in July 2022. As of June 30, 2025, we had acquired 21 industrial properties in nine states totaling approximately 4.7 million square feet for approximately $419.8 million, exclusive of transaction costs. The table below is a summary of our acquisition activities by year from inception to June 30, 2025:

Period	# of Properties Acquired	Contract Purchase Price ('000s) (1)	GLA ('000s)	States
July 2022 – December 2022	4	$62,673	722	OK, MO, LA, KS
January 2023 – December 2023	8	$91,500	1,016	MS, IA, OK
January 2024 – December 2024	5	$165,925	1,744	TX, OH, MS
January 2025 – June 2025	4	$99,700	1,223	KS, IN, TX, MO
Total	21	$419,798	4,705
(1)
Represents contract purchase price, which, together with transaction costs, is generally allocated to land, land improvements, buildings, tenant improvements, deferred leasing commissions, and intangible lease assets and liabilities.

During the three months ended June 30, 2025, we accomplished the following:

•
Generated $9.4 million of total revenue, a 102% increase from the three months ended June 30, 2024;
•
Acquired two industrial properties for $41.7 million, exclusive of transaction costs, with 466,000 square feet of GLA;
•
Completed our first disposition of an industrial property with a sales price of $8.3 million, recognizing approximately $1.2 million of gain on sale;
•
Amended the KeyBank Credit Agreement and secured options to extend the maturity date of the KeyBank Credit Facility to September 30, 2026 if needed; and
•
Raised $19.5 million of offering proceeds from the Private Offering by issuing an aggregate of 215,883 Units.

As of June 30, 2025:

•
Our portfolio consisted of 20 industrial properties with approximately 4.7 million square feet of GLA leased to 37 tenants;
•
The occupancy rate was 100.0% with an average remaining lease term of approximately 4.4 years; and
•
The outstanding balance under our KeyBank Credit Facility was $91.5 million, with $8.5 million remaining available for borrowing.

The following tables set forth a summary of our historical consolidated financial data for the periods and dates indicated.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
($s and units in thousands, except per-unit data)	2025	2024		$2025	2024	$
Total revenues	$9,362	$4,630	$4,732	$17,043	$8,882	$8,161
Total operating expenses	$9,050	$4,852	$4,198	$16,106	$9,040	$7,066
Net loss	$(62)	$(114)	$52	$(203)	$(83)	$(120)
Net loss attributable to Limited Partners	$(66)	$(117)	$51	$(210)	$(90)	$(120)
Weighted average Units outstanding, basic and diluted	3,884	2,822	1,062	3,773	2,664	1,109
Earnings per Unit, basic and diluted	$(0.02)	$(0.04)	$0.02	$(0.06)	$(0.03)	$(0.03)

	As of		Change
($s in thousands)	June 30, 2025	December 31, 2024	$	%
Real estate assets, at cost	$376,600	$293,881	$82,719	28%
Cash and cash equivalents	$9,850	$11,389	$(1,539)	(14%)
Total assets	$419,146	$326,168	$92,978	29%
Secured revolving credit facility	$91,500	$34,500	$57,000	165%
Total liabilities	$110,223	$47,708	$62,515	131%
Total partners' capital	$308,923	$278,460	$30,463	11%

We continue to position ourselves for future acquisitions by continuing our capital raising efforts and by acquiring income-producing industrial and other commercial real estate properties located throughout the United States. We expect growing revenue and expenses with an expanding portfolio. Our future financial condition and results of operations, including rental revenues, will be impacted by future acquisitions (including the frequency, timing, size, and capitalization rates thereof), redevelopment and sale of properties, rental rate, occupancy rate, interest rate environment and level of debt.

Factors Which May Influence Our Results of Operations

The effect of national and global economic conditions, such as inflationary pressures, high interest rates, supply chain disruptions, ongoing geopolitical tensions, the imposition of tariffs and other changes to trade policy in the U.S. and other jurisdictions, and increased volatility in the financial markets may reasonably be anticipated to have a material effect on our revenue or results of operations. Our business is materially affected by conditions in the financial markets and economic conditions in the U.S. and elsewhere in the world. High interest rates and a reduction in the availability of financing, especially from banks, has led to greater spreads between the prices sought by sellers and buyers, with such higher interest rates adversely affecting the cost of borrowing and such greater spreads adversely affecting the value of our real estate assets. However, given that we are seeking to raise and invest substantial equity capital, we believe that market stresses could lead to attractive acquisition opportunities. Higher interest rates make financing more expensive, and our KeyBank Credit Facility has a variable interest rate indexed to daily SOFR plus an applicable margin, as defined in the KeyBank Credit Agreement. In general, higher interest rates will increase our financing costs and may adversely affect the financial performance of our tenants, which could adversely affect our results of operation and financial condition.

In addition, inflation, which has been pronounced over the last several years, may result in higher general and administrative expenses for our Company and for our tenants. Insurance costs in certain markets have increased more than inflation due to property locations in high-risk markets and higher property replacement costs. Further, state and local governments may also look to increase real estate taxes and other related fees in order to offset higher operating expenses and lower revenues from other sources. While our properties typically are subject to triple-net or double-net leases, which means the tenant is obligated to pay for most of the expenses of operating and maintaining the property and property taxes, high insurance costs and real estate taxes may result in higher overall occupancy costs for tenants, which may result in a failure to make rental payments when due.

Investing in commercial real estate assets also involves certain risks, including but not limited to, tenants’ inability to pay rent (whether due to property-specific factors, company-specific factors, sector-level issues, or broader macroeconomic conditions), increases in interest rates and lack of availability of financing, tenant turnover and vacancies and changes in supply of or demand for similar properties in a given market. Any adverse changes in these factors could affect our performance and our ability to meet our obligations and make distributions to Limited Partners.

Results of Operations

For purposes of discussions below, same-store properties are properties acquired before January 1, 2024 and held as in-service properties through June 30, 2025. Acquired properties are properties that were acquired on or after January 1, 2024 and held as in-service properties through June 30, 2025. However, the property acquired on June 30, 2025 had de minims impact on our results of operations for the three and six months ended June 30, 2025.

Comparison of three months ended June 30, 2025 to three months ended June 30, 2024

Revenues increased to $9.4 million in the three months ended June 30, 2025 from $4.6 million in the three months ended June 30, 2024, primarily due to higher rental revenue. The increase in rental revenue was primarily due to acquired properties.

	Three Months Ended
($s in thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Revenues
Same-store properties	$3,444	$3,331	$113	3%
Acquired properties	5,741	1,104	4,637	420%
Disposed property	177	195	(18)	(9%)
	$9,362	$4,630	$4,732	102%

Depreciation and amortization increased to $4.5 million in the three months ended June 30, 2025 from $2.5 million in the three months ended June 30, 2024, a $2.0 million increase driven by depreciation and amortization from acquired properties. The decrease in same-store properties depreciation and amortization was mainly due to acquired values of in-place leases for the same-store properties that were fully amortized in 2024.

	Three Months Ended
($s in thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Depreciation and Amortization
Same-store properties	$1,614	$1,779	$(165)	(9%)
Acquired properties	2,877	626	2,251	360%
Disposed property	22	67	(45)	(67%)
	$4,513	$2,472	$2,041	83%

Property taxes and insurance increased to $2.0 million in the three months ended June 30, 2025 from $1.0 million in the three months ended June 30, 2024, a $1.1 million increase driven by acquired properties.

	Three Months Ended
($s in thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Property Taxes and Insurance
Same-store properties	$723	$682	$41	6%
Acquired properties	1,282	245	1,037	423%
Disposed property	41	41	-	0%
	$2,046	$968	$1,078	111%

Asset management fees increased to $1.0 million in the three months ended June 30, 2025 from $0.5 million in the three months ended June 30, 2024 as a direct result of an increase in the value of assets under management due to acquired properties.

Property operating expenses increased to $0.7 million in the three months ended June 30, 2025 from $0.5 million in the three months ended June 30, 2024, a $0.2 million increase driven by acquired properties.

	Three Months Ended
($s in thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Property Operating Expenses
Same-store properties	$323	$342	$(19)	(6%)
Acquired properties	396	106	290	274%
Disposed property	22	13	9	69%
Corporate	5	5	-	0%
	$746	$466	$280	60%

General and administrative expense increased to $0.8 million in the three months ended June 30, 2025 from $0.4 million in the three months ended June 30, 2024, primarily due to legal, accounting, professional fees, and related-party reimbursements associated with becoming a public reporting company under the Securities Exchange Act of 1934 (the "Exchange Act").

	Three Months Ended
($s in thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
General and Administrative
Same-store properties	$5	$37	$(32)	(86%)
Acquired properties	31	14	17	121%
Corporate	728	380	348	92%
	$764	$431	$333	77%

Interest expense increased to $1.6 million for the three months ended June 30, 2025 from $0.1 million for the three months ended June 30, 2024, a $1.4 million increase primarily as a result of higher outstanding debt balance under the KeyBank Credit Facility during the current year quarter. The weighted average balance outstanding during the three months ended June 30, 2025 was $70.5 million, as compared to $3.0 million outstanding for only eight days during the three months ended June 30, 2024.

Gain on sale of real estate assets for the three months ended June 30, 2025 was approximately $1.2 million from the disposition of a 56,000-square-feet industrial property in Sulphur, Louisiana, for $8.3 million. We did not dispose of any properties during the three months ended June 30, 2024.

Our net loss decreased to $62,000 for the three months ended June 30, 2025 from $114,000 for the three months ended June 30, 2024. The change was due to a $1.4 million increase in interest expense and a $0.2 million decrease in interest income, offset by a $0.5 million increase in operating income and a gain on the sale of real estate assets of $1.2 million.

Comparison of six months ended June 30, 2025 to six months ended June 30, 2024

Revenues increased to $17.0 million in the six months ended June 30, 2025 from $8.9 million in the six months ended June 30, 2024, primarily due to higher rental revenue. The increase in rental revenue was primarily due to acquired properties.

	Six Months Ended
($s in thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Revenues
Same-store properties	$6,845	$6,532	$313	5%
Acquired properties	9,844	1,965	7,879	401%
Disposed property	354	385	(31)	(8%)
	$17,043	$8,882	$8,161	92%

Depreciation and amortization increased to $8.1 million in the six months ended June 30, 2025 from $4.6 million in the six months ended June 30, 2024, a $3.6 million increase driven by acquired properties.

	Six Months Ended
($s in thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Depreciation and Amortization
Same-store properties	$3,217	$3,386	$(169)	(5%)
Acquired properties	4,834	1,050	3,784	360%
Disposed property	90	134	(44)	(33%)
	$8,141	$4,570	$3,571	78%

Property taxes and insurance increased to $3.4 million in the six months ended June 30, 2025 from $1.9 million in the six months ended June 30, 2024, a $1.5 million increase driven by acquired properties. Insurance expense for same-store properties decreased $63,000 as a result of lower premiums.

	Six Months Ended
($s in thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Property Taxes and Insurance
Same-store properties	$1,305	$1,287	$18	1%
Acquired properties	2,050	548	1,502	274%
Disposed property	62	68	(6)	(9%)
	$3,417	$1,903	$1,514	80%

Asset management fees increased to $1.8 million in the six months ended June 30, 2025 from $1.0 million in the six months ended June 30, 2024 as a direct result of an increase in the value of assets under management due to acquired properties.

Property operating expenses increased to $1.5 million in the six months ended June 30, 2025 from $0.9 million in the six months ended June 30, 2024, a $0.6 million increase driven by acquired properties.

	Six Months Ended
($s in thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Property Operating Expenses
Same-store properties	$721	$691	$30	4%
Acquired properties	723	135	588	436%
Disposed property	40	35	5	14%
Corporate	11	11	-	0%
	$1,495	$872	$623	71%

General and administrative expense increased to $1.3 million in the six months ended June 30, 2025 from $0.7 million in the six months ended June 30, 2024, a $0.6 million increase, primarily due to legal, accounting, professional fees, and related-party reimbursements associated with becoming a public reporting company under the Exchange Act.

	Six Months Ended
($s in thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
General and Administrative
Same-store properties	$11	$70	$(59)	(84%)
Acquired properties	55	19	36	189%
Disposed property	-	-	-	0%
Corporate	1,200	616	584	95%
	$1,266	$705	$561	80%

Interest expense increased to $2.3 million for the six months ended June 30, 2025 from $0.4 million for the six months ended June 30, 2024, a $1.9 million increase primarily as a result of higher outstanding debt balance under the KeyBank Credit Facility during the current year period. The weighted average balance outstanding during the six months ended June 30, 2025 was $48.7 million, as compared to $2.0 million outstanding for only seven days and $3.0 million outstanding for nine days during the six months ended June 30, 2024.

Gain on sale of real estate assets for the six months ended June 30, 2025 was approximately $1.2 million from the disposition of a 56,000-square-feet industrial property in Sulphur, Louisiana, for $8.3 million. We did not dispose of any real estate assets during the six months ended June 30, 2024.

Our net loss increased to $203,000 for the six months ended June 30, 2025 from $83,000 for the six months ended June 30, 2024. The change was due to a $1.9 million increase in interest expense and a $0.4 million decrease in interest income, partially offset by a $1.1 million increase in operating income and a $1.2 million gain on the sale of real estate assets.

Liquidity and Capital Resources

Cash Flow Activity

The following table summarizes our cash flow activity for the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended (unaudited)		Change
	June 30, 2025	June 30, 2024	$	%
($s in thousands)
Net cash provided by operating activities	$6,024	$6,349	$(325)	(5%)
Net cash used in investing activities	$(93,805)	$(86,890)	$(6,915)	8%
Net cash provided by financing activities	$86,242	$45,621	$40,621	89%

Changes in cash flow for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 are described as follows:

Operating Activities: Cash provided by operating activities decreased to $6.0 million for the six months ended June 30, 2025 from $6.3 million for the six months ended June 30, 2024, a $0.3 million decrease, primarily due to the following:

•
$8.2 million increase in total revenue, partially offset by $5.7 million of increases in property taxes and insurance, asset management fees, property operating expenses, general and administrative expenses, and interest expense; and
•
$2.2 million decrease in working capital, which is a result of timing of payments and receipts of prepaid expenses and other assets, accounts payable and accrued expenses, and deferred revenues.

Investing Activities: Cash used in investing activities increased to $93.8 million in the six months ended June 30, 2025 from $86.9 million in the six months ended June 30, 2024, an increase of $6.9 million, primarily due to the following:

•
Deployed $13.8 million more in acquisitions;
•
Received $1.3 million of earnest money deposit refund in the prior year period as compared to none in the current year; partially offset by
•
Received $7.9 million in net proceeds from the sale of real estate assets.

Financing Activities: Cash provided by financing activities increased to $86.2 million in the six months ended June 30, 2025 from $45.6 million in the six months ended June 30, 2024, a $40.6 million increase, primarily due to the following:

•
Net borrowing of $57.0 million in the six months ended June 30, 2025, as compared to $0.0 million in the six months ended June 30, 2024;
•
Redemptions were $1.7 million lower in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. A total of 1,500 Units were redeemed in the six months ended June 30, 2025, as compared to 2,116 Units redeemed during the six months ended June 30, 2024;
•
Proceeds from the Private Offering were $15.5 million lower in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024;
•
Paid $1.5 million more in financing costs, approximately $1.1 million of which was a rate lock deposit made towards a potential term loan facility; and
•
Cash distributions increased $1.3 million in the six months ended June 30, 2025 from the six months ended June 30, 2024.

The following table outlines gross distributions paid out and sources used to fund the distributions for the periods as indicated:

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Amount		Percentage		Amount	Percentage

($s in thousands)
Net cash provided by operating activities	$6,024				$6,349

Distributions
Paid in cash	$4,541		62%		$3,227	64%
DRIP	2,817		38%		1,824	36%
Total	$7,358		100%		$5,051	100%
Sources of Distributions
Cash flows from operating activities	$6,024		82%		$5,051	100%
Cash flows from operating activities from prior period	1,334	(1)	18%	(1)	-	0%
Total	$7,358		100%		$5,051	100%

(1)
Cash flows from operating activities include working capital changes, which fluctuate throughout the year. Cash flows from operating activities for the year ended December 31, 2024 of $14.4 million exceeded distributions (including DRIP) for the year ended December 31, 2024 of $11.6 million by $2.8 million.

Material Cash Requirements

At June 30, 2025, our liquidity consisted of cash and cash equivalents balance of approximately $9.9 million and $8.5 million borrowing capacity under our $100.0 million KeyBank Credit Facility. On May 14, 2025, we amended our KeyBank Credit Facility to allow for additional extensions through September 30, 2026, provided certain customary conditions are met.

We have considered our short-term liquidity needs over the next 12 months and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are:

•
to fund normal recurring expenses, property acquisitions, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the SIP IV REIT’s qualification as a REIT under the Code and distributions approved by the GP. We anticipate that these needs will be met with cash flows provided by operating activities; and
•
to fund property acquisitions and debt repayments. These needs will be met by proceeds from the Private Offering as well as borrowings under our KeyBank Credit Facility, amended as necessary, subject to market conditions. At or before the maturity of the KeyBank Credit Facility, the Company expects to refinance any balance outstanding in the normal course of business. See "Note 4. Revolving Credit Facility" to the accompanying consolidated financial statements for further details.

We expect to meet long-term liquidity requirements such as property acquisitions, developments, scheduled debt maturities, distributions, major renovations, expansions, and other nonrecurring capital improvements through cash flow from operations, long-term unsecured and secured indebtedness, the disposition of select assets, and the issuance of additional equity or debt securities, subject to market conditions.

We believe that we were in compliance with our financial covenants as of June 30, 2025, and we anticipate that we will be able to operate in compliance with our financial covenants throughout 2025. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lender in a manner that could impose and cause us to incur material costs and our access to borrowings on our KeyBank Credit Facility may be limited if we fail to meet any of these covenants. At June 30, 2025, we had $91.5 million outstanding under our KeyBank Credit Facility with an effective interest rate of 6.43%.

Off-Balance Sheet Arrangements

At June 30, 2025, we had one letter of credit in lieu of cash security deposit totaling $0.5 million, which was not reflected as a liability on our balance sheets, nor was any cash reflected as an asset on our balance sheets. We had no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operation or liquidity and capital resources.

Inflation

Many of our leases contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay their proportionate share of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties, thereby reducing our exposure to increases in property operating expenses resulting from inflation. However, under our leases we typically have exposure to increases in non-reimbursable property operating expenses, including expenses incurred related to vacant premises. In addition, we believe that some of the existing rental rates under our leases subject to renewal are below current market rates for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates, which may also offset our exposure to inflationary expense pressures related to our leased properties. We also have exposure to inflation with respect to potential significant capital improvements. With respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and may enter into derivatives or caps that mitigate, but do not eliminate, the impact of changes in interest rates on our KeyBank Credit Facility.

Non-GAAP Measure

We use net operating income ("NOI") as a supplemental operating performance measure. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time through depreciation. Since real estate values have historically risen or fallen with market conditions, investors and many industry analysts find it useful to supplement operating results that use historical cost accounting with measures such as NOI, among others. We provide information related to NOI because such industry analysts are interested in such information, and because our management believes NOI is an important performance measure.

NOI should not be considered as a substitute for net income or any other measures derived in accordance with GAAP. NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to cash flow from operating activities as a measure of our liquidity, nor is it indicative of funds available for our cash needs, including our ability to make cash distributions.

Net Operating Income

NOI is a non-GAAP supplemental measure of operating performance. We use NOI to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings, and to compute the fair value of our properties. We define NOI as revenues minus property operating expenses such as real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, which is calculated by excluding the following items from net income computed in accordance with GAAP:

•
depreciation and amortization;
•
general and administrative expense;
•
asset management fees;
•
impact of straight-line rent;
•
amortization of above/below market leases;
•
interest income and expense;
•
gains and losses on the sale of real estate; and
•
equity in income and loss from joint ventures.

The table below is a reconciliation from our GAAP net loss to NOI, without adjusting for the effects of noncontrolling interests, for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
($s in thousands)
Net loss	$(62)	$(114)	$(203)	$(83)

Adjustments:
Depreciation and amortization	4,513	2,472	8,141	4,570
Asset management fee	981	515	1,787	990
General and administrative	764	431	1,266	705
Straight-line rent	(279)	(91)	(571)	(187)
Above/below market rent intangibles amortization	(231)	(61)	(377)	(119)
Interest expense	1,555	147	2,347	383
Interest income	(29)	(255)	(55)	(458)
Gain on sale of real estate assets	(1,152)	-	(1,152)	-
Total adjustments	6,122	3,158	11,386	5,884

NOI	$6,060	$3,044	$11,183	$5,801

The following table includes a breakout of our results for our same-store portfolio for rental revenues, rental expenses and property NOI for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024:

	Three Months Ended		Six Months Ended
($s in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues
Same-store properties	$3,444	$3,331	$6,845	$6,532
Acquired properties	5,741	1,104	9,844	1,965
Disposed property	177	195	354	385
Total revenues	9,362	4,630	17,043	8,882
Property expenses
Same-store properties	1,046	1,024	2,026	1,978
Acquired properties	1,678	351	2,773	683
Disposed property	63	54	102	103
Corporate	5	5	11	11
Total property operating expenses	2,792	1,434	4,912	2,775

NOI before adjustments	6,570	3,196	12,131	6,107

Adjustments:
Straight-line rent	(279)	(91)	(571)	(187)
Above/below market rent intangibles amortization	(231)	(61)	(377)	(119)
Total adjustments	(510)	(152)	(948)	(306)

NOI	$6,060	$3,044	$11,183	$5,801

Our NOI may not be comparable to same-store NOI or similar measures reported by other real estate companies who define NOI differently. The major factors influencing NOI are occupancy levels, rental rate increases or decreases, and tenant recoveries increases or decreases. Our success depends largely on our ability to lease space and to recover the operating costs associated with those leases from our tenants.

Contractual Obligations

As of June 30, 2025, the Company had $91.5 million outstanding under the KeyBank Credit Facility (see "Note 4. Revolving Credit Facility" to the accompanying consolidated financial statements for details). We did not have any other significant contractual payment obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time be a party to legal proceedings which arise in the ordinary course of our business. Management is not aware of any current or pending legal proceedings to which we or any of our subsidiaries are a party or to which our investments are subject, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such legal proceedings contemplated by governmental authorities.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2025, the Company issued an aggregate of 443,092 Units in the Private Offering for net proceeds of approximately $39,989,000. The Units were issued in the Private Offering pursuant to Rule 506(b) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), to persons who qualify as "accredited investors," as defined in Regulation D promulgated under the Securities Act and non-U.S. persons pursuant to Regulation S promulgated under the Securities Act.

Under our general redemption policy, Limited Partners who have held their Units for at least one year may request annually to have us redeem all or a portion of the respective Limited Partner’s Units (each such request a “Redemption Request”). As our distributable cash permits, Redemption Requests will be accommodated quarterly on such date(s) as determined by the GP in its sole discretion. Notwithstanding the foregoing, we shall not in any event be required to redeem (and the GP shall have no obligation to attempt to obtain funds on our behalf to redeem) in any calendar year (A) more than five percent (5%) of the aggregate Units and OP Units outstanding as of the beginning of such calendar year or (B) more than twenty-five percent (25%) of the Units held by any Limited Partner submitting a Redemption Request at the time of submission. In order to comply with the 5% cap described in the previous sentence, the GP, in its discretion, may limit redemptions in any particular calendar quarter to 1.25% of the aggregate Units and OP Units outstanding as of the beginning of such calendar year. The foregoing limitations on our redemption obligations shall be applied in a manner so as to treat us and the OP as one collective entity and shall also apply to any redemptions of OP Units.

Pursuant to this general redemption policy, during the Private Offering, the redemption price we will pay to redeem Units will equal the then-current gross offering price per Unit less any selling commissions, managing broker-dealer fees, and broker-dealer due-diligence fees (the “Direct Selling Costs”) applicable to the respective class of Units; provided, however, that the redemption price we will pay to redeem Units held for at least one year but less than two years will equal 95% of the then-current gross offering price per Unit less any Direct Selling Costs applicable to the respective class of Units.

During the three months ended June 30, 2025, we redeemed Units as follows:

Period	Total Number of Units Redeemed	Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Redeemed Under the Plans or Programs
April 1, 2025 - April 30, 2025	-	N/A	-	(1)
May 1, 2025 - May 31, 2025	-	N/A	-	(1)
June 1, 2025 - June 30, 2025	1,500	$90.25	-	(1)
(1)
A description of the maximum number of Units that may be redeemed under our redemption policy is included in the narrative preceding this table.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of the persons who perform policy-making functions for us and are designated as reporting persons for purposes of Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit No.	Description
3.1	Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 10 (Commission File No. 000-56738) filed on April 21, 2025)
3.2

First Amended and Restated Agreement of Limited Partnership of Sealy Industrial Partners IV, LP, dated as of April 22, 2022 (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form 10 (Commission File No. 000-56738) filed on April 21, 2025)

3.3

Sealy Industrial Partners IV REIT, LLC Limited Liability Company Agreement, dated as of February 25, 2022 (incorporated by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form 10 (Commission File No. 000-56738) filed on April 21, 2025)

3.4

First Amended and Restated Agreement of Limited Partnership of Sealy Industrial Partners IV OP, LP, dated as of April 22, 2022 (incorporated by reference to Exhibit 3.4 to the registrant’s Registration Statement on Form 10 (Commission File No. 000-56738) filed on April 21, 2025)

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form 10 (Commission File No. 000-56738) filed on April 21, 2025)
4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form 10 (Commission File No. 000-56738) filed on April 21, 2025)
10.1

Fifth Amendment to Amended and Restated Credit Agreement between Sealy Industrial Partners IV OP, LP and KeyBank National Association dated May 14, 2025 (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form 10 (Commission File No. 000-56738) filed on May 30, 2025)

31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH *	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104 *	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**

In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALY INDUSTRIAL PARTNERS IV, LP
Date:	August 5, 2025
By: Sealy Industrial Partners IV GP, LLC, its general partner

		By:	/s/ Mark P. Sealy
		Name:	Mark P. Sealy
		Title:	Manager

		By:	/s/ James Gilligan
		Name:	James Gilligan
		Title:	Principal Financial Officer