Form 10-Q
period 2025-09-30
Sealy Industrial Partners IV, LP
filed 2025-11-10
CIK 1929017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2025, the registrant had 3,804,323 units of limited partnership interest outstanding.

GLOSSARY

Annualized Base Rental Revenue

Contractual monthly base rent as of September 30, 2025 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of September 30, 2025, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

Same Store Properties/Acquired Properties

Same Store Properties are properties acquired before January 1, 2024 and held as in-service properties at September 30, 2025.

Acquired Properties are properties acquired on or after January 1, 2024 and held as in-service properties at September 30, 2025.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with our registration statement on Form 10-12G filed with the Securities and Exchange Commission (the "SEC") on April 21, 2025 and Form 10-12G/A filed with the SEC on May 30, 2025 (collectively, our "Registration Statement on Form 10"). Our results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results expected for the full year.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
(in thousands, except Units data)	(unaudited)
ASSETS
Real estate assets, at cost:
Buildings and improvements	$322,502	$226,951
Land	50,349	36,333
Land improvements	39,277	30,328
Tenant improvements	501	269
Total real estate assets, at cost	412,629	293,881
Less: accumulated depreciation	(14,972)	(8,580)
Total real estate assets, net	397,657	285,301

Cash and cash equivalents	13,096	11,389
Prepaid expenses and other assets	9,251	5,180
Deferred financing costs, net of accumulated amortization of $910 and $424 as of September 30, 2025 and December 31, 2024, respectively	9	61
Acquired value of in-place leases, net of accumulated amortization of $12,902 and $6,979 as of September 30, 2025 and December 31, 2024, respectively	34,857	24,220
Above market intangible lease asset, net of accumulated amortization of $65 and $57 as of September 30, 2025 and December 31, 2024, respectively	243	17
Total Assets	$455,113	$326,168

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Secured revolving credit facility	$13,000	$34,500
Term loan (Note 4)	103,510	-
Accounts payable and accrued expenses	15,012	9,387
Deferred revenues	1,716	1,387
Below market intangible lease liability, net of accumulated amortization of $1,068 and $436 as of September 30, 2025 and December 31, 2024, respectively	4,026	2,434
Total liabilities	137,264	47,708

Commitments and contingencies (Note 6)	-	-

Partners' Capital
Series A preferred equity	125	125
General Partner's capital	8	8
Limited Partners' capital, 4,171,102 Units and 3,529,829 Units outstanding as of September 30, 2025 and December 31, 2024, respectively	315,733	276,252
Non-controlling interests	1,983	2,075
Total partners' capital	317,849	278,460

Total Liabilities and Partners' Capital	$455,113	$326,168

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except Units and per-Unit data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues
Rental revenue	$9,742	$5,327	$26,706	$14,180
Other revenues	17	59	96	88
Total revenues	9,759	5,386	26,802	14,268

Operating expenses
Depreciation and amortization	5,006	2,686	13,147	7,256
Property taxes and insurance	1,859	954	5,276	2,857
Asset management fee	1,043	613	2,830	1,603
Property operating expenses	932	447	2,427	1,319
General and administrative	590	260	1,856	965
Total operating expenses	9,430	4,960	25,536	14,000

Operating income	329	426	1,266	268

Other income (expense)
Interest expense	(1,767)	(144)	(4,114)	(527)
Other income	58	156	113	614
Gain on sale of real estate assets	5	-	1,157	-
Total other income (expense)	(1,704)	12	(2,844)	87

Net income (loss)	$(1,375)	$438	$(1,578)	$355

Dividends to preferred shareholders	$4	$4	$12	$12
Net income (loss) attributable to non-controlling interests	(9)	4	(10)	3
Net income (loss) attributable to partners	$(1,370)	$430	$(1,580)	$340

Net income (loss) attributable to General Partner	$-	$-	$-	$-
Net income (loss) attributable to Limited Partners	$(1,370)	$430	$(1,580)	$340

Weighted average number of Units outstanding, basic and diluted	4,100,946	3,118,127	3,883,312	2,816,765
Earnings per Unit, basic and diluted	$(0.33)	$0.14	$(0.41)	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Statements of Changes in Partners' Capital (Unaudited)

(in thousands)	Series A Preferred	General Partner	Limited Partners	Non-Controlling Interests	Total Partners' Capital
Balance, December 31, 2024	$125	$8	$276,252	$2,075	$278,460
Contributions, net of issuance costs of $2,099	-	-	19,667	-	19,667
Distributions	(4)	-	(3,655)	(27)	(3,686)
Net loss	4	-	(144)	(1)	(141)
Balance, March 31, 2025	$125	$8	$292,120	$2,047	$294,300
Contributions, net of issuance costs of $2,050	-	-	18,773	-	18,773
Distributions	(4)	-	(3,922)	(27)	(3,953)
Redemptions	-	-	(135)	-	(135)
Net loss	4	-	(66)	-	(62)
Balance, June 30, 2025	$125	$8	$306,770	$2,020	$308,923
Contributions, net of issuance costs of $902	-	-	15,037	-	15,037
Distributions	(4)	-	(4,185)	(28)	(4,217)
Redemptions	-	-	(519)	-	(519)
Net loss	4	-	(1,370)	(9)	(1,375)
Balance, September 30, 2025	$125	$8	$315,733	$1,983	$317,849

(in thousands)	Series A Preferred	General Partner	Limited Partners	Non-Controlling Interests	Total Partners' Capital
Balance, December 31, 2023	$125	$9	$190,813	$2,181	$193,128
Contributions, net of issuance costs of $1,809	-	-	21,810	-	21,810
Distributions	(4)	-	(2,535)	(27)	(2,566)
Redemptions	-	-	(191)	-	(191)
Net income	4	-	27	-	31
Balance, March 31, 2024	$125	$9	$209,924	$2,154	$212,212
Contributions, net of issuance costs of $2,264	-	-	31,384	-	31,384
Distributions	(4)	-	(2,846)	(27)	(2,877)
Redemptions	-	-	(1,610)	-	(1,610)
Net loss	4	-	(117)	(1)	(114)
Balance, June 30, 2024	$125	$9	$236,735	$2,126	$238,995
Contributions, net of issuance costs of $1,694	-	-	23,512	-	23,512
Distributions	(4)	-	(3,183)	(28)	(3,215)
Redemptions	-	-	(238)	-	(238)
Net income	4	-	430	4	438
Balance, September 30, 2024	$125	$9	$257,256	$2,102	$259,492

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Cash flows from operating activities
Net income (loss)	$(1,578)	$355
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,523	7,063
Straight-line rent adjustment	(825)	(536)
Noncash interest expense	971	451
Gain on sale of real estate assets	(1,157)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(640)	(174)
Accounts payable and accrued expenses	2,219	1,973
Deferred revenues	329	535
Net cash provided by operating activities	11,842	9,667

Cash flows from investing activities
Purchase of real estate assets	(140,287)	(87,702)
Earnest money deposit	-	750
Capital expenditures	(421)	(316)
Deferred leasing costs	(225)	(522)
Net proceeds from sale of real estate assets	7,921	-
Net cash used in investing activities	(133,012)	(87,790)

Cash flows from financing activities
Proceeds from revolving credit facility	106,500	2,000
Repayments of revolving credit facility	(128,000)	(2,000)
Proceeds from term loan	105,220	-
Financing costs paid	(2,629)	(521)
Contributions	54,454	80,020
Payments for issuance costs	(4,836)	(5,538)
Distributions	(6,952)	(5,084)
Redemptions	(654)	(2,039)
Payment of distribution fees	(226)	(414)
Net cash provided by financing activities	122,877	66,424
Net change in cash and cash equivalents	1,707	(11,699)
Cash and cash equivalents, beginning of period	11,389	44,598
Cash and cash equivalents, end of period	$13,096	$32,899

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited, Continued)

	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$(2,892)	$(75)

Supplemental Disclosure of Noncash Investing and Financing Transactions
Increase in accrued issuance costs	$215	$229
Increase in accrued cash distributions	$359	$397
DRIP contributions	$4,075	$2,481
Increase in accrued DRIP distribution	$335	$468
DRIP distributions	$(4,410)	$(2,949)

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

The GP contributed $5,000 to the Partnership in exchange for 55.4 Class I units of limited partnership interest in the Partnership and $5,000 to the OP in exchange for 55.4 units of limited partnership interest in the OP (the "OP Units"). Sealy SIP IV Investor, LLC (“SIP IV Investor”) owns subordinated participation interests (see "Note 7. Equity" for details) in the Partnership and the OP. Sealy Capital Investor II, LLC (“SCI-II”), through the transactions contemplated in a Distribution and Contribution Agreement with SIP IV Investor, among other parties, effective as of December 31, 2022, acquired SIP IV Investor's Class I units and OP Units and is deemed to have contributed $5,000 to the Partnership for 55.4 Class I units and $2,445,000 to the OP in exchange for 27,091.4 OP Units. The ownership interests of SIP IV Investor and SCI-II in the OP are recognized and measured as noncontrolling interests in the consolidated financial statements. As of September 30, 2025, noncontrolling interests represented 0.6% of the partnership interests in the OP.

In April 2022, the Partnership commenced an offering of Class A units of limited partnership interest (the "Class A Units"), Class I units of limited partnership interest (the "Class I Units"), and Class R units of limited partnership interest (the "Class R Units", and collectively with the Class A Units and the Class I Units, the "Units") for up to $750 million, expandable to $1 billion at the discretion of the GP (the “Private Offering”). Sealy is the sponsor of the Private Offering. For each Class I Unit and Class R Unit, the Partnership receives a capital contribution of $90.25; for each Class A Unit, the Partnership receives a capital contribution of $100.00, before deducting selling commission of up to $6.00, managing broker-dealer fee of up to $2.75, and broker-dealer due diligence fee of up to $1.00. As of September 30, 2025, there were 4,171,102 Units issued under the Private Offering and outstanding (see "Note 7. Equity" for details). All Units have the same voting rights and holders of such Units are together referred to as "Limited Partners". The Limited Partners, together with the GP, SIP IV Investor, and SCI-II, are referred to herein as the “Partners”.

On December 2, 2022, the SIP IV REIT admitted preferred shareholders through an offering of $125,000 in preferred shares at $1,000 per share.

The Company commenced operations on July 15, 2022 and primarily focuses on acquiring, owning, financing, developing, redeveloping, maintaining, operating, managing, leasing, and selling income-producing industrial and other commercial real estate properties throughout the United States. Substantially all of our business is conducted through the OP. As of September 30, 2025, we owned real estate located primarily in the Southern and Midwestern United States.

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

The accompanying unaudited financial information has been prepared according to the rules and regulations of the SEC. Management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included.

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

Impairment of Real Estate Assets

The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The judgments regarding the existence of indicators of impairment are based on operating performance, market conditions, as well as our intent and ability to hold each property. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the operation and disposal of the asset. If such assets are considered to be permanently impaired, an impairment loss is recognized to reduce the carrying value of the property to its estimated fair value. The impairment loss is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The impairment assessment and fair value measurement requires the use of estimates and assumptions related to the timing and amounts of cash flow projections, discount rates, and terminal capitalization rates.

No impairment charge was recorded for the three and nine months ended September 30, 2025 and 2024.

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

As of September 30, 2025, the fair value of the Thrivent Term Loan (see "Note 4. Credit Facilities") approximated its carrying value as we had just entered into the loan agreement on September 11, 2025. To determine the fair value of our term loan debt, we will use the then-current interest rates provided by our lenders for companies with similar profiles as ours, which are Level 3 inputs.

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

Prepaid expenses and other assets

Prepaid expenses and other assets include straight-line rent receivables, right-of-use assets, prepaid distribution fees (see "Note 7. Equity" for details), prepaid property insurance premiums, earnest money deposits for future acquisitions of real estate in contract, rent and other tenant receivables, deferred leasing costs, and other refundable deposits and prepaid expenses. Prepaid insurance is amortized over the respective insurance policy period. Management evaluates collectability of tenant receivables based on historical loss, current economic conditions and tenant profile as of each reporting date. An allowance for doubtful accounts of $22,000 was made as of September 30, 2025. There was no allowance for doubtful accounts as of December 31, 2024.

Deferred financing costs

Financing costs are direct costs incurred in obtaining debt instruments and are deferred and amortized over the term of the related debt. Deferred financing costs attributable to revolving debt are presented in the consolidated balance sheets as an asset. Deferred financing costs attributable to term loans are presented in the consolidated balance sheets as a direct reduction from the carrying amount of the associated debt when there is a balance outstanding.

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

Earnings per Unit

Earnings per Unit is calculated by dividing net income (loss) attributable to Limited Partners, who held partnership interests in Units, by the weighted average number of Units outstanding during the period. The Company had not issued any dilutive Units as of September 30, 2025.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator:
Net loss attributable to Limited Partners ('000s)	$(1,370)	$430	$(1,580)	$340
Denominator:
Weighted Average Units - Basic & Diluted	4,100,946	3,118,127	3,883,312	2,816,765

Earnings per Unit, basic and diluted	$(0.33)	$0.14	$(0.41)	$0.12

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

Note 3. Investments in Real Estate

Portfolio

As of September 30, 2025, we owned 21 industrial real estate properties totaling approximately 5.1 million square feet of GLA located in eight states, including Indiana, Iowa, Kansas, Mississippi, Missouri, Ohio, Oklahoma, and Texas. Below is a summary of our investments in real estate, before depreciation and amortization, as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Buildings and improvements	$322,502	$226,951
Land	50,349	36,333
Land improvements	39,277	30,328
Tenant improvements	501	269
Acquired value of in-place leases	47,759	31,199
Above market rent lease intangibles	308	74
Below market rent lease intangibles	(5,094)	(2,870)
Total investments in real estate	$455,602	$322,284

Acquisitions

During the nine months ended September 30, 2025, we acquired five industrial properties.

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
•
On September 25, 2025, we purchased an industrial property of 413,000 square feet in Dallas, Texas for approximately $38.2 million, exclusive of transaction costs. This acquisition was funded with cash on hand and a $9 million draw from the revolving credit facility.

The following table summarizes the Purchase Price (includes contract purchase price and transaction costs, as defined previously) and the allocation thereof to each asset class for the nine months ended September 30, 2025:

Nine Months Ended
(in thousands)	September 30, 2025
Buildings and improvements	$100,574
Land	14,867
Land improvements	9,749
Acquired value of in-place leases	17,077
Above market rent lease intangibles	260
Below market rent lease intangibles	(2,240)
Total Purchase Price	$140,287

Disposition

During the three months ended June 30, 2025, we sold one industrial property of 56,000 square feet in Sulphur, Louisiana, for $8.3 million. The book basis of the sold property was approximately $6.8 million. We recognized a net gain of approximately $1.2 million. The net sales proceeds of $7.9 million were used to partially fund the acquisition closed on June 30, 2025 described above.

Lease intangibles

During the three and nine months ended September 30, 2025, the Company recognized the following lease intangibles amortization:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Acquired value of in-place leases	$2,428	$1,191	$6,140	$3,409
Above market intangible lease asset	$16	$1	$18	$13
Below market intangible lease liability	$(263)	$(76)	$(642)	$(207)

The following table summarizes future amortization of acquired lease intangibles as of September 30, 2025:

(in thousands)	Acquired Value of In-Place Leases	Above Market Intangible Lease Asset	Below Market Intangible Lease Liability
October - December 2025	$2,769	$16	$(308)
2026	10,864	65	(1,230)
2027	8,925	65	(1,052)
2028	5,352	27	(594)
2029	3,349	2	(393)
Thereafter	3,598	68	(449)
Total	$34,857	$243	$(4,026)
Weighted average amortization period (years)	4.0	14.6	4.3

Note 4. Credit Facilities

The following table summarizes the Company's credit facilities as of September 30, 2025 and December 31, 2024:

		Outstanding Principal as of
(in thousands)	Type	September 30, 2025	December 31, 2024	Interest Rate as of September 30, 2025	Maturity
KeyBank Credit Facility	Floating	$13,000	$34,500	6.23%	11/30/2025

Thrivent Term Loan	Fixed	105,220	-	5.39%	10/1/2030
Unamortized deferred financing costs		(1,710)	-
Term Loan, Net		$103,510	$-

KeyBank Credit Facility

The Company is a party to a credit agreement with KeyBank National Association ("KeyBank") as agent and lender (the "KeyBank Credit Agreement"), which provides for a revolving credit facility (the "KeyBank Credit Facility"). On January 29, 2025, the KeyBank Credit Agreement was amended to expand the borrowing capacity of the KeyBank Credit Facility from $45 million to $100 million and extend the maturity date to September 30, 2025. On September 19, 2025, the KeyBank Credit Agreement was further amended to extend the maturity date of the KeyBank Credit Facility to November 30, 2025 and allow options to extend the maturity date two times, with the first extension for a four-month period and the second extension for a six-month period, in each case provided that certain customary conditions are met. If the Company exercises both options to extend, the KeyBank Credit Facility would mature on September 30, 2026, and at that time, the balance outstanding would be due and payable.

Borrowings under the KeyBank Credit Facility bear interest at various floating rates based on daily SOFR as defined in the KeyBank Credit Agreement. Monthly interest payments are required on the outstanding balance.

As of September 30, 2025 and December 31, 2024, $13.0 million and $34.5 million were outstanding, respectively, under the KeyBank Credit Facility bearing a weighted average interest rate of 6.23% and 6.47%, respectively. $87.0 million remained available for borrowing as of September 30, 2025.

The Company pays an unused commitment fee of 0.20% per annum of the unused borrowing capacity under the KeyBank Credit Facility, payable quarterly. During the nine months ended September 30, 2025 and 2024, we paid approximately $57,000 and $69,000 of unused commitment fees, respectively.

The KeyBank Credit Facility is secured by the ownership interest of the Company’s subsidiaries in the real estate assets and certain carve-out provisions are also guaranteed by an affiliate of the GP. The KeyBank Credit Agreement imposes certain financial and other covenants, including restrictions on distributions.

We were in compliance with all debt covenants under the KeyBank Credit Agreement as of September 30, 2025.

Thrivent Term Loan

On September 11, 2025, Sealy Gardner Avenue, L.L.C., Sealy South Green Road, L.L.C., Sealy Commercial Drive II, L.L.C., Sealy Pederson Road, L.L.C., Sealy Crossroads L, L.L.C, Sealy Stateline K, L.L.C., and Sealy Northpoint One, L.L.C. (collectively, the "Borrowers"), each a Georgia limited liability company and a wholly owned subsidiary of the Company, entered into a loan agreement (the "Thrivent Loan Agreement") and a promissory note (the "Thrivent Promissory Note") with Thrivent Financial for Lutherans ("Thrivent") for a 5-year term loan in the amount of $105.2 million (the "Thrivent Term Loan"). The proceeds from the Thrivent Term Loan, net of lenders fees and expenses, were used to pay off the then-outstanding $76.5 million balance under the KeyBank Credit Facility and for general corporate purposes.

The outstanding principal balance of the Thrivent Term Loan bears a fixed interest rate at 5.39% per annum. Interest for the period from September 11, 2025 to September 30, 2025 in the amount of $315,000 was prepaid on September 11, 2025. Subsequently, interest-only payment of $473,000 is due on the first day of each month starting November 1, 2025. The Thrivent Term Loan matures on October 1, 2030. Prepayment in full is allowed upon payment of a Reinvestment Charge (as defined in the Thrivent Promissory Note) if prepaid on or before April 1, 2030 and without payment of a Reinvestment Charge if prepaid after April 1, 2030.

The Thrivent Term Loan is secured by, among other things, first-lien deeds of trust and mortgages encumbering seven properties owned by the Borrowers and is guaranteed by the OP.

Note 5. Operating Leases

The Company leases industrial real estate to tenants under operating leases with a weighted-average remaining lease term of 4.1 years as of September 30, 2025. The leases typically provide for base rent and other charges to cover certain operating expenses. Some of our operating leases include options to extend the lease term. For purposes of determining the lease term and lease classification, we exclude these extension periods unless it is reasonably certain at lease commencement that the option will be exercised.

As of September 30, 2025, future base rent under non-cancelable leases were as follows, assuming no exercise of lease renewal options, if any:

(in thousands)
October - December 2025	$7,420
2026	30,018
2027	27,364
2028	20,288
2029	17,111
Thereafter	27,836
Total	$130,037

As of September 30, 2025 and December 31, 2024, security deposit liabilities of $895,000 and $778,000, respectively, were included in accounts payable and accrued expenses on our consolidated balance sheets.

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

Note 7. Equity

As of September 30, 2025, the Partners' respective ownership interests, life-to-date contributions and redemptions were as follows:

($s in thousands)	% Owned	# of Units Owned (1)	# of OP Units Owned	Contributions (2)	Redemptions (3)
Formation Contribution
General Partner (4)	0.0%	56	55	$10	$-
SCI-II (4)	0.6%	55	27,092	2,450	-
Total Formation Contribution	0.6%	111	27,147	2,460	-

Private Offering
Class A Limited Partners	56.5%	2,368,516	-	214,512	(753)
Class I Limited Partners	13.5%	567,310	-	51,200	-
Class R Limited Partners	29.4%	1,235,276	-	113,607	(2,123)
Total Limited Partners	99.4%	4,171,102	-	379,319	(2,876)

Total	100.0%	4,171,213	27,147	$381,779	$(2,876)
(1)
Includes 4,101,890 Units issued under the Private Offering and 101,084 Units issued pursuant to the Partnership's DRIP, and net of 31,873 Units redeemed.
(2)
Includes approximately $370.2 million of initial contributions and approximately $9.1 million of DRIP contributions.
(3)
Redemption amounts reflect 8,347 Class A Units and 23,526 Class R Units redeemed.
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

The following tables set forth the net proceeds raised from the Private Offering and the number of Units issued for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
($s in thousands)	# of Units Issued	Proceeds	# of Units Issued	Proceeds	# of Units Issued	Proceeds	# of Units Issued	Proceeds
Class A	106,541	$9,615	148,963	$13,444	367,949	$33,206	550,056	$49,643
Class I	-	-	22,161	2,000	14,404	1,300	27,701	2,500
Class R	53,730	4,849	98,451	8,885	221,010	19,946	309,686	27,949
Total	160,271	$14,464	269,575	$24,329	603,363	$54,452	887,443	$80,092

The Partnership's DRIP allows the Limited Partners to elect to have their cash distributions attributable to the class of Units owned automatically reinvested in additional Units of the same class. The following tables set forth the DRIP contributions received, and the number of Units issued pursuant to the DRIP, during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
($s in thousands)	# of Units Issued	DRIP Proceeds	# of Units Issued	DRIP Proceeds	# of Units Issued	DRIP Proceeds	# of Units Issued	DRIP Proceeds
Class A	10,525	$950	7,395	$667	29,214	$2,637	18,813	$1,698
Class I	530	48	605	55	1,674	151	1,677	151
Class R	5,281	477	2,792	252	14,269	1,288	6,998	632
Total	16,336	$1,475	10,792	$974	45,157	$4,076	27,488	$2,481

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

During the nine months ended September 30, 2025, the Company made distributions at an annualized rate of $4.05 per unit, to holders of Units of record as of the last day of each quarter, payable the following month. Distributions payable as of September 30, 2025 and December 31, 2024 were approximately $4.1 million and $3.5 million, respectively.

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

During the nine months ended September 30, 2025, 7,246 Units were redeemed for approximately $654,000. During the nine months ended September 30, 2024, 23,615 Units were redeemed for approximately $2.0 million.

Preferred Equity

In December 2022, the SIP IV REIT issued 125 non-voting Series A preferred shares at $1,000 per share for aggregate consideration before expenses of $125,000. The SIP IV REIT pays preferred dividends at an annual rate of 12% per share, payable in two installments each year.

Note 8. Related-Party Transactions

The following is a summary of amounts incurred with the GP, Sealy, and their affiliates during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024	Financial Statement Line
Acquisition fees	$382	$-	$1,379	$868	Real estate assets
Asset management fee	$1,043	$613	$2,830	$1,603	Asset management fee
Distribution fees	$76	$196	$418	$502	Prepaid expenses and other assets
Financing fees	$526	$-	$876	$225	Deferred financing costs; Term loan
Issuance costs	$703	$1,419	$3,392	$4,617	Issuance costs
Leasing commissions	$88	$105	$93	$213	Prepaid expenses and other assets
Property management fees	$269	$98	$710	$329	Property operating expenses
Other	$247	$118	$739	$282	Various

•
Acquisition fees – the Company pays Sealy an acquisition fee of up to 1.0% of the total contract purchase price for real estate assets acquired. The Company also reimburses Sealy for acquisition-related expenses.
•
Asset management fee – the Company pays the GP an asset management fee of up to 1.0% of the book value of assets under management (the “AUM”) per annum payable monthly. The AUM is not adjusted for accumulated depreciation. As of September 30, 2025 and December 31, 2024, the asset management fee payable to the GP was $1.0 million and $325,000, respectively.
•
Distribution fees – the Class R Unit is subject to a distribution fee of 0.25% of the Class R Unit price per annum, payable to Sealy Investment Securities, LLC ("SIS"), a Sealy affiliate and the managing broker-dealer for the Private Offering, from quarterly and liquidating distributions. The Company may prepay SIS, and has prepaid, the distribution fee in the amount of 2.5% of the Class R Unitholders’ gross contributions. As of September 30, 2025 and December 31, 2024, prepaid distribution fees were $2.1 million and $1.9 million, respectively. The Company is withholding from the investors’ quarterly distributions at an annual rate of 0.25% of gross contributions currently and will withhold from liquidating distributions, not to exceed 2.5% in total.

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
•
Issuance costs – the Company reimburses Sealy for offering-related costs and costs in connection with the administration of the DRIP. The following table sets forth issuance costs we incurred with related parties for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Issuance costs - Sealy	$-	$738	$1,231	$2,344
Issuance costs - SIS	$703	$680	$2,161	$2,273

As of September 30, 2025 and December 31, 2024, issuance costs payable to SIS were approximately $537,000 and $351,000, respectively; no issuance costs remained payable to Sealy.

Additionally, the Company may pay SIS an alternative selling commission not to exceed 4.25% of gross offering proceeds. The Company incurred $55,000 of alternative selling commissions in the second quarter of 2025.

•
Property management fees and leasing commissions – the Company has property management agreements with Sealy, under which it pays a monthly property management fee of 2.00% to 4.00% of monthly gross receipts from the properties, less any management fee paid to a third party. Additionally, Sealy receives 50% of all late payments and returned checks collected. The property management agreements also state that Sealy may receive market-based leasing commissions based on the location of each property, less any commission paid to a third party.
•
Other costs – the Company has no employees and, in accordance with the Partnership Agreement and the confidential private placement memorandum of the Private Offering, periodically reimburses Sealy and its affiliates for costs incurred on its behalf. These costs include compensation for management and administrative personnel providing services such as accounting and property management, as well as compliance costs, consulting services related to insurance, property tax, design services, and other expenses such as postage and pursuit costs on dead deals. As of September 30, 2025 and December 31, 2024, approximately $9,000 and $222,000 of other costs remained payable, respectively.

Note 9. Concentration Risks

The Company currently owns real estate located primarily in the Southern and Midwestern United States. This geographic concentration creates a concentration of credit risk with respect to revenue generation. The Company has not experienced losses with respect to its geographic concentration.

As of September 30, 2025, one of the Company's 35 tenants had an annualized base rent representing 10.54% of total annualized base rent. No outstanding rent receivables were due from this tenant as of September 30, 2025.

Note 10. Subsequent Events

Privately Negotiated Unit Repurchases

Effective as of November 4, 2025, the Partnership entered into a Class I Unit Repurchase Agreement with each of National Financial Services LLC FBO Dilip Vellodi & Amritha Vellodi JTWROS (the “Vellodi JTWROS”) and National Financial Services LLC FBO Dilip Vellodi Irrevocable Trust DTD (the “Vellodi Trust”), pursuant to which the Partnership (i) repurchased from the Vellodi JTWROS, and the Vellodi JTWROS sold, assigned, transferred and delivered to the Partnership, all of the Vellodi JTWROS’s right, title and interest in 99,722.992 Class I Units for consideration of $89.23 (reflecting $90.25 per Class I Unit less $1.02 per Class I Unit, an amount equal to the per Class I Unit distributions for the period from July 1, 2025 through September 30, 2025) multiplied by 99,722.992, for an aggregate purchase price of approximately $8.9 million, and (ii) repurchased from the Vellodi Trust, and the Vellodi Trust sold, assigned, transferred and delivered to the Partnership, all of the Vellodi Trust’s right, title and interest in 343,490.305 Class I Units for consideration of $89.23 multiplied by 343,490.305, for an aggregate purchase price of approximately $30.6 million. Such repurchased Class I Units have been cancelled on the Partnership’s books and records and the rights of the Vellodi JTWROS and the Vellodi Trust in and to the repurchased Class I Units have terminated.

Going Concern Considerations

For each annual and interim reporting period, the Company evaluates its ability to continue as a going concern in accordance with ASC 205-40, Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has debt obligations of approximately $40.5 million coming due within 12 months of the financial statement issuance date, representing an estimated loan-to-value ratio (as defined under the KeyBank Credit Agreement) of approximately 28.5%. As of the date of issuance, the Company does not have sufficient cash-on-hand to satisfy this obligation. Management anticipates satisfying the repayment obligation when it becomes due by: (i) refinancing the KeyBank Credit Facility with longer-term instruments; (ii) making partial paydowns as capital proceeds are received from the Private Offering and cash is generated from operations; (iii) using net proceeds from selling certain properties; and (iv) utilizing the extension option contractually available under the KeyBank Credit Facility.

The Company’s ability to meet its debt obligations as they come due is dependent upon its ability to refinance debt, its ability to raise capital under the Private Offering, and its ability to sell properties from its portfolio to pay down the balances. In considering whether it is probable the Company will refinance the maturing debt obligation prior to its maturity dates, management performed a comprehensive assessment including the Company’s historical ability to obtain financing, its creditworthiness based upon current and expected financial performance and leverage levels, and current debt market conditions. As a result, management has concluded it is probable that refinancing will be completed prior to the maturity date of the KeyBank Credit Facility. The Company continues to receive capital contributions from the ongoing Private Offering. Management believes these plans by the Company are sufficient to satisfy the obligations as they become due.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see "Item 1A. Risk Factors" of the Company’s Registration Statement on Form 10.

Capitalized terms used herein, but not otherwise defined, shall have the meanings ascribed to such terms in the Glossary immediately following the Table of Contents to this Quarterly Report on Form 10-Q or, if not defined therein, in "Part I. Financial Information", "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q, including the notes to the consolidated financial statements contained therein.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve known and unknown risks, uncertainties and other factors. Undue reliance should not be placed upon such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continues,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Therefore, such statements are not intended to be a guarantee of the Company's performance in future periods. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Item 1A. Risk

Factors" of the Company’s Registration Statement on Form 10. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

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

We commenced operations and made our first property acquisition in July 2022. The table below is a summary of our acquisition activities by year from inception to September 30, 2025:

Period	# of Properties Acquired	Contract Purchase Price ('000s) (1)	GLA ('000s)	States
July 2022 – December 2022 (2)	4	$62,673	722	OK, MO, LA, KS
January 2023 – December 2023	8	$91,500	1,016	MS, IA, OK
January 2024 – December 2024	5	$165,925	1,744	TX, OH, MS
January 2025 – September 2025	5	$137,947	1,636	KS, IN, TX, MO
Total	22	$458,045	5,118
(1)
Represents contract purchase price, which, together with transaction costs, is generally allocated to land, land improvements, buildings, tenant improvements, deferred leasing commissions, and intangible lease assets and liabilities.
(2)
Includes one property acquired on August 25, 2022 for $7.3 million, exclusive of transaction costs, that was sold on April 25, 2025 for $8.3 million.

During the three months ended September 30, 2025, we accomplished the following:

•
Generated $9.8 million of total revenue, an 81% increase from the three months ended September 30, 2024;
•
Acquired one industrial property for $38.2 million, exclusive of transaction costs, with 413,000 square feet of GLA;
•
Closed a 5-year term loan with Thrivent for a total of $105.2 million;
•
Amended the KeyBank Credit Agreement and secured options to extend the maturity date of the KeyBank Credit Facility to September 30, 2026 if needed; and
•
Raised $14.5 million of offering proceeds from the Private Offering by issuing an aggregate of 160,271 Units.

As of September 30, 2025:

•
Our portfolio consisted of 21 industrial properties in eight states with approximately 5.1 million square feet of GLA leased to 35 tenants;
•
The occupancy rate was 100.0% with an average remaining lease term of approximately 4.1 years; and
•
The outstanding balance under our KeyBank Credit Facility was $13.0 million, with $87.0 million remaining available for borrowing, and the outstanding balance under our Thrivent Term Loan was $105.2 million.

The following tables set forth a summary of our historical consolidated financial data for the periods and dates indicated.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
($s and units in thousands, except per-unit data)	2025	2024		$2025	2024	$
Total revenues	$9,759	$5,386	$4,373	$26,802	$14,268	$12,534
Total operating expenses	$9,430	$4,960	$4,470	$25,536	$14,000	$11,536
Net income (loss)	$(1,375)	$438	$(1,813)	$(1,578)	$355	$(1,933)
Net income (loss) attributable to Limited Partners	$(1,370)	$430	$(1,800)	$(1,580)	$340	$(1,920)
Weighted average Units outstanding, basic and diluted	4,101	3,118	983	3,883	2,817	1,066
Earnings per Unit, basic and diluted	$(0.33)	$0.14	$(0.47)	$(0.41)	$0.12	$(0.53)

	As of		Change
($s in thousands)	September 30, 2025	December 31, 2024	$	%
Real estate assets, at cost	$412,629	$293,881	$118,748	40%
Cash and cash equivalents	$13,096	$11,389	$1,707	15%
Total assets	$455,113	$326,168	$128,945	40%
Secured revolving credit facility	$13,000	$34,500	$(21,500)	(62%)
Term loan	$103,510	$-	$103,510
Total liabilities	$137,264	$47,708	$89,556	188%
Total partners' capital	$317,849	$278,460	$39,389	14%

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

Factors Which May Influence Our Results of Operations

The effect of national and global economic conditions, such as inflationary pressures, high interest rates, supply chain disruptions, ongoing geopolitical tensions, the imposition of tariffs and other changes to trade policy in the U.S. and other jurisdictions, government shutdowns, and increased volatility in the financial markets may reasonably be anticipated to have a material effect on our revenue or results of operations. Our business is materially affected by conditions in the financial markets and economic conditions in the U.S. and elsewhere in the world. High interest rates and a reduction in the availability of financing, especially from banks, has led to greater spreads between the prices sought by sellers and buyers, with such higher interest rates adversely affecting the cost of borrowing and such greater spreads adversely affecting the value of our real estate assets. However, given that we are seeking to raise and invest substantial equity capital, we believe that market stresses could lead to attractive acquisition opportunities. Higher interest rates make financing more expensive, and our KeyBank Credit Facility has a variable interest rate indexed to daily SOFR plus an applicable margin, as defined in the KeyBank Credit Agreement. In general, higher interest rates will increase our financing costs and may adversely affect the financial performance of our tenants, which could adversely affect our results of operation and financial condition.

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

Results of Operations

For purposes of discussions below, same-store properties are properties acquired before January 1, 2024 and held as in-service properties through September 30, 2025. Acquired properties are properties that were acquired on or after January 1, 2024 and held as in-service properties through September 30, 2025.

Comparison of three months ended September 30, 2025 to three months ended September 30, 2024

Revenues increased to $9.8 million in the three months ended September 30, 2025 from $5.4 million in the three months ended September 30, 2024, primarily due to higher rental revenue. The increase in rental revenue was primarily due to acquired properties. The increase in rental revenue for same-store properties was due to commencement of new leases in units that were vacant in 2024.

	Three Months Ended
($s in thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Revenues
Same-store properties	$3,395	$3,249	$146	4%
Acquired properties	6,364	1,955	4,409	226%
Disposed property	-	182	(182)	(100%)
	$9,759	$5,386	$4,373	81%

Depreciation and amortization increased to $5.0 million in the three months ended September 30, 2025 from $2.7 million in the three months ended September 30, 2024, a $2.3 million increase driven by depreciation and amortization from acquired properties. The decrease in same-store properties depreciation and amortization was mainly due to acquired values of in-place leases for the same-store properties that were fully amortized in 2024.

	Three Months Ended
($s in thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Depreciation and Amortization
Same-store properties	$1,620	$1,626	$(6)	(0%)
Acquired properties	3,386	993	2,393	241%
Disposed property	-	67	(67)	(100%)
	$5,006	$2,686	$2,320	86%

Property taxes and insurance increased to $1.9 million in the three months ended September 30, 2025 from $1.0 million in the three months ended September 30, 2024, a $0.9 million increase driven by acquired properties. The increase of $0.1 million for same-store properties is primarily due to higher taxable value as a result of reassessments at some properties.

	Three Months Ended
($s in thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Property Taxes and Insurance
Same-store properties	$700	$563	$137	24%
Acquired properties	1,159	369	790	214%
Disposed property	-	22	(22)	(100%)
	$1,859	$954	$905	95%

Asset management fees increased to $1.0 million in the three months ended September 30, 2025 from $0.6 million in the three months ended September 30, 2024 as a direct result of an increase in the value of assets under management due to acquired properties.

Property operating expenses increased to $0.9 million in the three months ended September 30, 2025 from $0.4 million in the three months ended September 30, 2024, a $0.5 million increase driven by acquired properties. Common area maintenance projects including landscaping enhancements and plumbing repairs drove the $52,000 increase at same-store properties.

	Three Months Ended
($s in thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Property Operating Expenses
Same-store properties	$338	$286	$52	18%
Acquired properties	589	137	452	330%
Disposed property	-	19	(19)	(100%)
Corporate	5	5	-	0%
	$932	$447	$485	109%

General and administrative expense increased to $0.6 million in the three months ended September 30, 2025 from $0.3 million in the three months ended September 30, 2024, primarily due to legal, accounting, professional fees, and related-party reimbursements associated with becoming a public reporting company under the Securities Exchange Act of 1934 (the "Exchange Act"). General and administrative expense for same-store properties decreased due to legal fees incurred on a few one-time projects in 2024.

	Three Months Ended
($s in thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
General and Administrative
Same-store properties	$7	$32	$(25)	(78%)
Acquired properties	13	5	8	160%
Corporate	570	223	347	156%
	$590	$260	$330	127%

Interest expense increased to $1.8 million for the three months ended September 30, 2025 from $0.1 million for the three months ended September 30, 2024, a $1.7 million increase primarily as a result of higher outstanding debt balance under the KeyBank Credit Facility during the current year quarter. The weighted average balance outstanding during the three months ended September 30, 2025 was $57.9 million, compared to zero outstanding during the three months ended September 30, 2024.

Our net loss for the three months ended September 30, 2025 was $1.4 million, as compared to a net income of $0.4 million for the three months ended September 30, 2024. The change was due to a $1.7 million increase in interest expense, a $0.1 million decrease in interest income, and a $0.1 million decrease in operating income.

Comparison of nine months ended September 30, 2025 to nine months ended September 30, 2024

Revenues increased to $26.8 million in the nine months ended September 30, 2025 from $14.3 million in the nine months ended September 30, 2024, primarily due to higher rental revenue. The increase in rental revenue was primarily due to acquired properties. The increase in rental revenue for same-store properties was driven by commencement of new leases in units that were vacant in 2024.

	Nine Months Ended
($s in thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Revenues
Same-store properties	$10,240	$9,780	$460	5%
Acquired properties	16,208	3,921	12,287	313%
Disposed property	354	567	(213)	(38%)
	$26,802	$14,268	$12,534	88%

Depreciation and amortization increased to $13.1 million in the nine months ended September 30, 2025 from $7.3 million in the nine months ended September 30, 2024, a $5.9 million increase driven by acquired properties. The decrease in same-store properties depreciation and amortization was mainly due to acquired values of in-place leases for the same-store properties that were fully amortized in 2024.

	Nine Months Ended
($s in thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Depreciation and Amortization
Same-store properties	$4,837	$5,011	$(174)	(3%)
Acquired properties	8,220	2,043	6,177	302%
Disposed property	90	202	(112)	(55%)
	$13,147	$7,256	$5,891	81%

Property taxes and insurance increased to $5.3 million in the nine months ended September 30, 2025 from $2.9 million in the nine months ended September 30, 2024, a $2.4 million increase driven by acquired properties. Insurance expense for same-store properties decreased $70,000 as a result of lower premiums. This was offset by increased property taxes due to higher assessed values.

	Nine Months Ended
($s in thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Property Taxes and Insurance
Same-store properties	$2,051	$1,849	$202	11%
Acquired properties	3,163	917	2,246	245%
Disposed property	62	91	(29)	(32%)
	$5,276	$2,857	$2,419	85%

Asset management fees increased to $2.8 million in the nine months ended September 30, 2025 from $1.6 million in the nine months ended September 30, 2024 as a direct result of an increase in the value of assets under management due to acquired properties.

Property operating expenses increased to $2.4 million in the nine months ended September 30, 2025 from $1.3 million in the nine months ended September 30, 2024, a $1.1 million increase driven by acquired properties.

	Nine Months Ended
($s in thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Property Operating Expenses
Same-store properties	$1,059	$976	$83	9%
Acquired properties	1,312	272	1,040	382%
Disposed property	40	55	(15)	(27%)
Corporate	16	16	-	0%
	$2,427	$1,319	$1,108	84%

General and administrative expense increased to $1.9 million in the nine months ended September 30, 2025 from $1.0 million in the nine months ended September 30, 2024, a $0.9 million increase, primarily due to legal, accounting, professional fees, and related-party reimbursements associated with becoming a public reporting company under the Exchange Act, and marketing expenses associated with signage projects and events for acquired projects. A decrease of $84,000 for same-store properties is driven by a decrease in professional and legal fees associated with leasing activity, as there has been less leasing activity in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

	Nine Months Ended
($s in thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
General and Administrative
Same-store properties	$18	$102	$(84)	(82%)
Acquired properties	68	24	44	183%
Disposed property	1	-	1	0%
Corporate	1,769	839	930	111%
	$1,856	$965	$891	92%

Interest expense increased to $4.1 million for the nine months ended September 30, 2025 from $0.5 million for the nine months ended September 30, 2024, a $3.6 million increase primarily as a result of higher outstanding debt balance under the KeyBank Credit Facility during the current year period. The weighted average balance outstanding during the nine months ended September 30, 2025 was $52.0 million, as compared to $2.0 million outstanding for only seven days and $3.0 million outstanding for nine days during the nine months ended September 30, 2024.

Gain on sale of real estate assets for the nine months ended September 30, 2025 was approximately $1.2 million from the disposition of a 56,000-square-feet industrial property in Sulphur, Louisiana, for $8.3 million. We did not dispose of any real estate assets during the nine months ended September 30, 2024.

Our net loss for the nine months ended September 30, 2025 was $1.6 million, as compared to a net income of $0.4 million for the nine months ended September 30, 2024. The change was due to a $3.6 million increase in interest expense and a $0.5 million decrease in interest income, partially offset by a $1.0 million increase in operating income and a $1.2 million gain on the sale of real estate assets.

Liquidity and Capital Resources

Cash Flow Activity

The following table summarizes our cash flow activity for the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended (unaudited)		Change
	September 30, 2025	September 30, 2024	$	%
($s in thousands)
Net cash provided by operating activities	$11,842	$9,667	$2,175	23%
Net cash used in investing activities	$(133,012)	$(87,790)	$(45,222)	(52%)
Net cash provided by financing activities	$122,877	$66,424	$56,453	85%

Changes in cash flow for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 are described as follows:

Operating Activities: Cash provided by operating activities increased to $11.8 million for the nine months ended September 30, 2025 from $9.7 million for the nine months ended September 30, 2024, a $2.1 million increase, primarily due to the following:

•
$12.5 million increase in total revenue, partially offset by $9.2 million of increases in property taxes and insurance, asset management fees, property operating expenses, general and administrative expenses, and interest expense; and
•
$0.4 million decrease in working capital, which is a result of timing of payments and receipts of prepaid expenses and other assets, accounts payable and accrued expenses, and deferred revenues, and $0.5 million decrease in interest income.

Investing Activities: Cash used in investing activities increased to $133.0 million in the nine months ended September 30, 2025 from $87.8 million in the nine months ended September 30, 2024, an increase of $45.2 million, primarily due to the following:

•
Deployed $52.6 million more in acquisitions; partially offset by
•
Received $7.9 million in net proceeds from the sale of real estate assets.

Financing Activities: Cash provided by financing activities increased to $122.9 million in the nine months ended September 30, 2025 from $66.4 million in the nine months ended September 30, 2024, a $56.5 million increase, primarily due to the following:

•
Net repayment of $21.5 million in the nine months ended September 30, 2025, as compared to net zero in the nine months ended September 30, 2024;
•
Proceeds of $105.2 million from the Thrivent Term Loan (see "Note 4. Credit Facilities" for details);
•
Redemptions were $1.4 million lower in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. A total of 7,246 Units were redeemed in the nine months ended September 30, 2025, as compared to 23,615 Units redeemed during the nine months ended September 30, 2024;
•
Proceeds from the Private Offering were $25.6 million lower in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024;
•
Paid $2.1 million more in financing costs in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024; and
•
Cash distributions increased $1.9 million in the nine months ended September 30, 2025 from the nine months ended September 30, 2024.

The following table outlines gross distributions paid out (exclusive of impact of accruals) and sources used to fund the distributions for the periods as indicated:

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Amount	Percentage	Amount	Percentage
($s in thousands)
Net cash provided by operating activities	$11,842		$9,667

Distributions
Paid in cash	$6,258	61%	$5,083	63%
DRIP	4,075	39%	2,949	37%
Total	$10,333	100%	$8,032	100%
Sources of Distributions
Cash flows from operating activities	$10,333	100%	$8,032	100%
Cash flows from operating activities from prior period	-	0%	-	0%
Total	$10,333	100%	$8,032	100%

Material Cash Requirements

At September 30, 2025, we had cash and cash equivalents balance of approximately $13.1 million and borrowing capacity of $87.0 million under the $100.0 million KeyBank Credit Facility. On September 19, 2025, we amended the KeyBank Credit Agreement to allow for additional extensions of the maturity date of the KeyBank Credit Facility through September 30, 2026, provided certain customary conditions are met. The Thrivent Term Loan, which had a balance of $105.2 million at September 30, 2025, does not mature until October 1, 2030.

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

We believe that we were in compliance with our financial covenants as of September 30, 2025, and we anticipate that we will be able to operate in compliance with our financial covenants throughout 2025. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lender in a manner that could impose and cause us to incur material costs and our access to borrowings on our KeyBank Credit Facility may be limited if we fail to meet any of these covenants. At September 30, 2025, we had $13.0 million outstanding under our KeyBank Credit Facility with a weighted average interest rate of 6.26% and $105.2 million outstanding under the Thrivent Term Loan with an interest rate of 5.39%.

Off-Balance Sheet Arrangements

At September 30, 2025, we had one letter of credit in lieu of cash security deposit totaling $0.5 million, which was not reflected as a liability on our balance sheets, nor was any cash reflected as an asset on our balance sheets. We had no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operation or liquidity and capital resources.

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

The table below is a reconciliation from our GAAP net income (loss) to NOI, without adjusting for the effects of noncontrolling interests, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
($s in thousands)
Net income (loss)	$(1,375)	$438	$(1,578)	$355

Adjustments:
Depreciation and amortization	5,006	2,686	13,147	7,256
Asset management fee	1,043	613	2,830	1,603
General and administrative	590	260	1,856	965
Straight-line rent	(254)	(349)	(825)	(536)
Above/below market rent intangibles amortization	(247)	(75)	(624)	(194)
Interest expense	1,767	144	4,114	527
Interest income	(58)	(156)	(113)	(614)
Gain on sale of real estate assets	(5)	-	(1,157)	-
Total adjustments	7,842	3,123	19,228	9,007

NOI	$6,467	$3,561	$17,650	$9,362

The following table includes a breakout of our results for our same-store portfolio for rental revenues, rental expenses and property NOI for the three and nine months ended September 30, 2025 and 2024:

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

	Three Months Ended		Nine Months Ended
($s in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues
Same-store properties	$3,395	$3,249	$10,240	$9,780
Acquired properties	6,364	1,955	16,208	3,921
Disposed property	-	182	354	567
Total revenues	9,759	5,386	26,802	14,268
Property expenses
Same-store properties	1,038	849	3,110	2,826
Acquired properties	1,748	506	4,475	1,189
Disposed property	-	41	102	145
Corporate	5	5	16	16
Total property operating expenses	2,791	1,401	7,703	4,176

NOI before adjustments	6,968	3,985	19,099	10,092

Adjustments:
Straight-line rent	(254)	(349)	(825)	(536)
Above/below market rent intangibles amortization	(247)	(75)	(624)	(194)
Total adjustments	(501)	(424)	(1,449)	(730)

NOI	$6,467	$3,561	$17,650	$9,362

Contractual Obligations

As of September 30, 2025 the Company had $13.0 million outstanding under the KeyBank Credit Facility. The KeyBank Credit Facility matures on November 30, 2025, extendable to September 30, 2026, provided certain customary conditions are met. The Company also had $105.2 million outstanding under the Thrivent Term Loan, which requires interest-only monthly payments and matures on October 1, 2030, when the principal balance is due and payable. See "Note 4. Credit Facilities" to the accompanying consolidated financial statements for details.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2025, the Company issued an aggregate of 603,363 Units in the Private Offering for net proceeds of approximately $54.5 million. The Units were issued in the Private Offering pursuant to Rule 506(b) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), to persons who qualify as "accredited investors," as defined in Regulation D promulgated under the Securities Act and non-U.S. persons pursuant to Regulation S promulgated under the Securities Act.

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

During the three months ended September 30, 2025, we redeemed Units as follows:

Period	Total Number of Units Redeemed	Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Redeemed Under the Plans or Programs
July 1, 2025 - July 31, 2025	-	N/A	-	(1)
August 1, 2025 - August 31, 2025	-	N/A	-	(1)
September 1, 2025 - September 30, 2025	5,746	$90.25	5,746	(1)
(1)
A description of the maximum number of Units that may be redeemed under our redemption policy is included in the narrative preceding this table.

For information regarding Unit repurchases made subsequent to September 30, 2025, see "Item 5. Other Information" below.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of the persons who perform policy-making functions for us and are designated as reporting persons for purposes of Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Effective as of November 4, 2025, the Partnership entered into a Class I Unit Repurchase Agreement with each of the Vellodi JTWROS and the Vellodi Trust, pursuant to which the Partnership (i) repurchased from the Vellodi JTWROS, and the Vellodi JTWROS sold, assigned, transferred and delivered to the Partnership, all of the Vellodi JTWROS’s right, title and interest in 99,722.992 Class I Units for consideration of $89.23 (reflecting $90.25 per Class I Unit less $1.02 per Class I Unit, an amount equal to the per Class I Unit distributions for the period from July 1, 2025 through September 30, 2025) multiplied by 99,722.992, for an aggregate purchase price of approximately $8.9 million, and (ii) repurchased from the Vellodi Trust, and the Vellodi Trust sold, assigned, transferred and delivered to the Partnership, all of the Vellodi Trust’s right, title and interest in 343,490.305 Class I Units for consideration of $89.23 multiplied by 343,490.305, for an aggregate purchase price of approximately $30.6 million. Such repurchased Class I Units have been cancelled on the Partnership’s books and records and the rights of the Vellodi JTWROS and the Vellodi Trust in and to the repurchased Class I Units have terminated.

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
10.1

Loan Agreement, dated September 11, 2025, by and among Thrivent Financial for Lutherans and Sealy Gardner Avenue, L.L.C., Sealy South Green Road, L.L.C., Sealy Commercial Drive II, L.L.C., Sealy Pederson Road, L.L.C., Sealy Crossroads L, L.L.C., Sealy Stateline K, L.L.C., and Sealy Northpoint One, L.L.C. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission File No. 000-56738) filed September 17, 2025)

10.2	Promissory Note, dated September 11, 2025 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission File No. 000-56738) filed September 17, 2025)
10.3

Sixth Amendment to Credit Agreement between Sealy Industrial Partners IV OP, LP and KeyBank National Association, dated September 19, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission File No. 000-56738) filed September 22, 2025)

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

SEALY INDUSTRIAL PARTNERS IV, LP
Date:	November 10, 2025
By: Sealy Industrial Partners IV GP, LLC, its general partner

		By:	/s/ Mark P. Sealy
		Name:	Mark P. Sealy
		Title:	Manager

		By:	/s/ James Gilligan
		Name:	James Gilligan
		Title:	Principal Financial Officer