Form 10-K
period 2025-12-31
Sealy Industrial Partners IV, LP
filed 2026-03-12
CIK 1929017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 000-56738

SEALY INDUSTRIAL PARTNERS IV, LP

(Exact name of Registrant as specified in its Charter)

Georgia	88-1030040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
333 Texas Street, Suite 1050, Shreveport, LA	71101
(Address of principal executive offices)	(Zip Code)

(318) 222-8700

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A Units of Limited Partnership Interest

Class I Units of Limited Partnership Interest

Class R Units of Limited Partnership Interest

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☒			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2025: there is currently no established public market for the Registrant's securities and there was no established public market for the Registrant's securities as of June 30, 2025.

As of February 28, 2026, the registrant had 4,014,246 units of limited partnership interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

GLOSSARY

Annualized Base Rental Revenue

Contractual monthly base rent as of December 31, 2025 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of December 31, 2025, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

Code	Internal Revenue Code of 1986, as amended.
Comparable Lease	A lease in the same space with a similar lease structure as the previous in-place lease.
DRIP	Distribution reinvestment plan.
DST	Delaware statutory trust.
Exchange Act	The Securities Exchange Act of 1934, as amended.
GAAP	Generally accepted accounting principles in the United States.
GLA	Gross leasable area.
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

Retention Rate

The percentage of tenants that renewed during a fiscal year, based on the month when the activity physically impacts the occupancy. A space is considered retained (i) if a space is backfilled within one month of move-out with a positive rent rate change on either cash or GAAP basis; or (ii) if a sub-lessee signs a lease for longer than 24 months upon expiration of the original lease. Space is excluded from retention in the following situations: (i) renewal or new leases for less than 24 months; (ii) early terminations and bankruptcies; or (iii) if a move-out is expected within the first 12 months of acquisition.

Same Store Properties/Acquired Properties

Same Store Properties are properties acquired before January 1, 2024 and held as in-service properties at December 31, 2025. Acquired Properties are properties acquired on or after January 1, 2024 and held as in-service properties at December 31, 2025.

SEC	The Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve known and unknown risks, uncertainties and other factors. Undue reliance should not be placed upon such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continues,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
uncertainty in national and regional economic and market conditions in general, and particularly affecting the real estate markets;
•
changes in legal, tax, and regulatory matters – including changes to laws governing the taxation of real estate investment trusts and actions of regulatory authorities;
•
our ability to qualify and maintain our subsidiary’s status as a real estate investment trust;
•
the availability and attractiveness of financing and/or an inability to access the equity markets, any of which could impair our investment activities;
•
interest rate volatility affecting our results, particularly if we elect to continue to use leverage as part of our investment strategy;
•
our ability to comply with applicable financial loan covenants;
•
changes in supply, demand, and valuation of industrial properties and land in our current and potential market areas;
•
adverse conditions in the areas where our investments are located and local real estate conditions;
•
an economic downturn or inflation could disproportionately impact the investments that we intend to target, potentially causing us to experience a decrease in investment opportunities;
•
pandemics or other serious public health events, such as COVID-19 and any variants thereof;
•
potential natural disasters and other potentially catastrophic events such as acts of war and/or terrorism;
•
changes in the political environment, government, or environmental regulations affecting the financial and capital markets or the real estate industry;
•
global trade disruption, significant introduction of trade barriers and bilateral trade frictions, including due to tariffs and other changes to trade policy in the U.S. and other jurisdictions, together with any future downturns in the global economy resulting therefrom;
•
potential liability related to environmental matters;
•
our dependence on our General Partner to conduct our day-to-day operations;
•
defaults on or non-renewal by tenants;
•
decreased rental rates or increased vacancy rates;
•
higher-than-expected real estate construction costs and delays in development or lease-up schedules;
•
litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;
•
our future operating results;
•
our business prospects;

•
risks associated with investments in joint ventures, including our lack of sole decision-making authority;
•
our contractual arrangements and relationships with third parties;
•
competition with other entities and our affiliates for investment opportunities;
•
the speculative and illiquid nature of our investments;
•
the use of borrowed money to finance a portion of our investments;
•
the ability of our Sponsor and its affiliates to raise capital;
•
the ability to generate sufficient cash flows from operations to provide working capital and pay distributions at a level attractive to investors;
•
the ability of our Sponsor to identify, acquire, develop, and/or manage properties on favorable terms;
•
the ability of our Sponsor to dispose of properties on favorable terms;
•
the ability of our Sponsor to manage the integration of properties we acquire;
•
the ability of our Sponsor to attract and retain highly talented professionals or the loss of key personnel;
•
the ability to avoid a cybersecurity or other technology event which could disrupt operations or result in lost or corrupted data;
•
limitations imposed on our business and our ability to satisfy requirements to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and
•
the other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Although we believe that these forward-looking statements are based on reasonable assumptions, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Considering these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. These forward-looking statements apply only as of the date of this Annual Report on Form 10-K. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

Part I

Item 1. Business.

Overview

Sealy Industrial Partners IV, LP is a Georgia limited partnership formed on February 25, 2022 (the “Partnership”) for the primary purpose of acquiring, developing, holding, financing, maintaining, operating, selling, improving, leasing, and disposing of industrial properties and other commercial real estate properties throughout the United States. Sealy Industrial Partners IV REIT, LLC (the “SIP IV REIT”) is a controlled subsidiary of the Partnership, and Sealy Industrial Partners IV OP, LP (the “Operating Partnership”) is a controlled subsidiary of the SIP IV REIT. In December 2025, the Partnership formed Sealy SIP IV Aldine Westfield TRS, LLC and Sealy TRS I, LLC, two taxable REIT subsidiaries ("TRSs"), as wholly owned subsidiaries of the Operating Partnership. Unless stated otherwise or the context otherwise requires, the terms "we," “us,” "our", and the “Company” refer to the Partnership and its subsidiaries, including the SIP IV REIT, the Operating Partnership, and all of its consolidated subsidiaries. The term “Partnership Agreement” refers to the Partnership's First Amended and Restated Agreement of Limited Partnership, as amended from time to time.

Sealy Industrial Partners IV GP, LLC (the “General Partner”) is the general partner of the Partnership. Sealy & Company, LLC (the "Sponsor" or “Sealy”) is the sole member of the General Partner. The General Partner is controlled by Sealy and is managed by Scott P. Sealy, Sr., Mark P. Sealy, and Scott P. Sealy, Jr. The General Partner has full authority, power, and discretion to manage our business and affairs, including the acquisition, financing, development, management, leasing, operation and ultimate sale of the properties that we acquire, subject to certain limited approval rights of the limited partners of the Partnership and our management committee (the “Management Committee”) or that may be granted in the future in connection with the issuance of new classes of partnership units. See “Item 10. Directors, Executive officers and Corporate Governance” for further details about the Management Committee.

In April 2022, we commenced our ongoing offering of up to $750 million in Class A units of limited partnership interest (the “Class A Units”), Class I units of limited partnership interest (the “Class I Units”), and Class R units of limited partnership interest (the “Class R Units” and, collectively with the Class A Units and the Class I Units, the “Units”), expandable to $1.0 billion in Units at the discretion of the General Partner, to persons who qualify as accredited investors as defined in Regulation D promulgated under the Securities Act, and non-U.S. persons pursuant to Regulation S promulgated under the Securities Act (the “Private Offering”). The holders of Units are referred to as Limited Partners within this Annual Report on Form 10-K. Sealy Investment Securities, LLC (“SIS”), an affiliate of Sealy, serves as the managing broker-dealer for the Private Offering. We are conducting the Private Offering to raise capital and invest in properties that our General Partner expects to provide an attractive income yield with long-term capital appreciation. We also provide a DRIP for our Limited Partners.

The proceeds from the Private Offering are used to (i) make new investments, primarily in industrial properties, including paying the associated acquisition and financing fees and expenses; (ii) pay certain expenses related to our organization and the Private Offering, including selling commissions and managing broker-dealer fees; (iii) establish working capital and reserves; (iv) pay down debt; and (v) pay distributions to Limited Partners and redeem Units held by Limited Partners.

On April 21, 2025, the Partnership filed a registration statement on Form 10-12G with the SEC, as amended by the registration statement on Form 10-12G/A filed with the SEC on May 30, 2025 (collectively, the "Registration Statement"), to register its Units pursuant to Section 12(g) of the Exchange Act because the Units were held of record by 2,000 or more accredited investors and the Partnership's total assets exceeded $10 million as of December 31, 2024. The Registration Statement became effective on June 20, 2025.

As of February 28, 2026, the Partnership had received net offering proceeds of $393.2 million from the Private Offering, after selling commissions, managing broker-dealer fees, and broker-dealer due diligence fees (the “Direct Selling Costs”) of $23.4 million. Additionally, approximately $12.3 million was reinvested pursuant to the DRIP. Approximately 4.0 million Units were outstanding as of February 28, 2026.

In December 2022, the SIP IV REIT issued 125 non-voting preferred shares (“Series A Preferred Shares”) for aggregate consideration before expenses of $125,000 in a private placement to persons qualified as “accredited investors,” as defined in Regulation D promulgated under the Securities Act.

We acquired our first property on July 15, 2022 and commenced operations. As of December 31, 2025, we owned 22 industrial real estate properties totaling approximately 5.4 million square feet located in eight states, including Indiana, Iowa, Kansas, Mississippi, Missouri, Ohio, Oklahoma, and Texas.

Our Sponsor

Sealy is a full-service real estate company engaged in the business of acquiring, developing, owning, financing, managing, leasing and brokering land, industrial, retail, office, apartments, and development properties. Sealy performs asset management, property management, acquisition, disposition, leasing, development, brokering, financing and accounting services for both Sealy-affiliated and unrelated third parties. We are the fifth of six real estate programs sponsored by Sealy. All of these programs had or have investment objectives substantially similar to ours. One program has successfully liquidated all of its assets.

For 80 years, Sealy has developed and utilized a disciplined investment approach in acquiring and managing commercial real estate assets and expanded its footprints to five offices, 28 markets and nearly $3.0 billion of assets under ownership and/or management. We believe that Sealy’s experience in assembling real estate portfolios (primarily through acquisitions of well-located properties at a discount to replacement cost, that cater to a wide variety of tenant demands) provides us with a competitive advantage. Since 2001, Sealy and its affiliates have acquired, developed, and in some cases, sold approximately $8.1 billion of industrial and commercial real estate assets.

Our Sponsor believes that another competitive advantage of ours is the ability to purchase properties for cash and to close transactions quickly. The Sponsor also believes that we, through the efforts of the General Partner, will raise equity and arrange debt financing on terms that will provide a favorable advantage when purchasing properties. Through its cultivated business development efforts and extensive investor relationships, Sealy has a successful track record in raising capital through various sources. Sealy, through the General Partner and certain property management and other agreements, is expected to continue to provide these resources to our benefit.

In addition, Sealy has built a business employing more than 100 seasoned professionals with expertise in all facets of the real estate investment business.

In summary, through our Sponsor, we have access to investors, lenders, broker dealers, and other relationships to execute our investment strategy. Sealy believes these resources will enable us to identify, underwrite, close and operate acquisitions that may require repositioning and/or re-leasing to enhance value and mitigate investment risks.

Our Ownership and Organizational Structure

We own properties indirectly through the SIP IV REIT, a Delaware limited liability company, and its controlled subsidiary, the Operating Partnership, a Georgia limited partnership. The Operating Partnership generally owns properties through subsidiaries, although the Operating Partnership may own properties directly. SIP IV REIT has elected to be taxed as a REIT for federal income tax purposes commencing in the taxable year ended December 31, 2022. We believe that SIP IV REIT has been organized and has operated in a manner that has allowed it to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating it in such a manner. The Partnership is the sole common shareholder of SIP IV REIT. The General Partner determined to include a REIT within its organizational structure in order to minimize unrelated business taxable income (“UBTI”) for tax-exempt investors (in particular individual retirement accounts (“IRAs”)). For further information, see “Item 1A. Risk Factors – Federal Income Tax Risks.” The General Partner also serves as the general partner of the Operating Partnership. Substantially all of our business is conducted through the Operating Partnership.

An organizational diagram that depicts our organizational structure is provided below:

Sealy Industrial Partners IV, LP Structure

Sealy SIP IV Investor, LLC
Economic Interest Owner
Economic Interest Owner
Class A, Class R, Class I Limited Partners[2]
Sealy Capital Investor II, LLC[3]
Limited Partner Class I Units <0.1%
Sealy Industrial Partners IV GP, LLC[1]
Limited Partner OP Units 0.7%
Sealy Industrial Partners IV, LP Georgia
General Partner Limited Partner Class I Units < 0.1%
Sole Common Shareholder
125 Preferred Shareholders
Sealy Industrial Partners IV REIT, LLC Delaware
Limited Partner OP Units 99.3%
General Partner Limited Partner OP Units < 0.1%
Sealy Industrial Partners IV OP, LP
Investment & Development Ventures, LLC
5% Limited Partner
Sealy SIP IV Aldine Westfield TRS, LLC
95% Limited Partner
Sealy IDV Aldine Westfield, LLC
Wholly Owned Real Estate Assets
Sealy TRS I, LLC
90.0% Ownership
Investors in DST Interest
10.0% Ownership
Sealy Industrial I, DST

** Percentages of ownership were as of February 28, 2026.

(1)
Sealy & Company, LLC is the sole member of Sealy Industrial Partners IV GP, LLC. Mark Sealy, Scott Sealy, Sr., and Scott Sealy, Jr. are the managers of Sealy Industrial Partners IV GP, LLC.
(2)
Other limited partners admitted pursuant to the Private Offering.
(3)
Sealy Capital Investor II, LLC ("SCI II"), through the transactions contemplated in a Distribution and Contribution Agreement with Sealy SIP IV Investor, LLC, among other parties, effective as of December 31, 2022, acquired Sealy SIP IV Investor, LLC’s Class I Units and OP Units (as defined below) and is deemed to have contributed $5,000 to the Partnership for 55.4016 Class I Units and $2,445,000 to the Operating Partnership in exchange for 27,091.4127 OP Units.

Investment Objectives and Strategies

Our primary investment objectives are:

•
to acquire commercial real estate properties at a discount to replacement cost, with characteristics in line with the prevailing market demand, in locations that are expected to be strategically beneficial to tenant demand in the long term, and which will provide cash flow to our investors;
•
to acquire and own real estate investments that collectively produce significant, consistent cash flow available for distribution to our investors;
•
to invest in stabilized and value-add operating properties and the development of new properties;
•
to invest in joint ventures that are strategically beneficial to us that invest in real estate that meets our investment criteria and enhances the rate of return to our investors;

•
to mitigate investment risk through prudent leverage of the investment portfolio;
•
to achieve investment diversification by market, tenant and lease term expirations; and
•
to provide the opportunity to participate in capital appreciation in the value of our investments.

Our performance objective is to combine an attractive income yield with long-term capital appreciation by acquiring or otherwise investing in industrial and other commercial real estate assets throughout the United States. Although we have made, and intend to continue to make, consistent quarterly cash distributions to Limited Partners, there can be no assurance that we will meet our distribution objectives. We may not be profitable and could lose money. Certain risks and other factors, which may adversely affect our ability to achieve our investment objectives in particular and profitability in general, are described under “Item 1A. Risk Factors.”

Investment Strategy

We intend to continue to pursue our investment objectives by acquiring, owning, improving, operating, and disposing of primarily income-producing industrial and other commercial real estate properties located throughout the United States. Through this investment strategy, we intend to continue to develop and manage a diversified portfolio of real estate assets in a manner that will enable us to take advantage of the relatively superior risk-adjusted returns that the Sponsor expects to be available in the U.S. in the future. We have acquired, and may continue to acquire, such assets directly or through joint ventures. The General Partner retains flexibility to change our investment strategy but only with the prior approval of a majority of the independent members of the Management Committee (see “Item 10. Directors, Executive Officers and Corporate Governance” for a description of the Management Committee). We intend to continue to acquire real estate properties with proceeds from the Private Offering, indebtedness provided through loan facilities arranged by the General Partner, or from contributions of assets by new investors in exchange for Units. We generally target assets with:

•
locations in significant industrial markets that have a history and forecast of stable employment or employment growth;
•
a significant transportation infrastructure; and
•
demonstrated industrial distribution inventory absorption.

New investments are expected to include stabilized and value-add operating properties and the development of new properties. Investment in developments, which may include the purchase of land for development, would be expected to enhance the return from the portfolio, and thus, to compensate us for the increased risk associated with development. We, however, intend to manage our exposure to this increased risk and expect that investments in undeveloped land and development projects, should they be made, would generally represent less than 20% of the total value of our portfolio.

Our investment strategy includes potential investments in other types of real estate assets, including partnership interests, development investments, interests in loans primarily for the purpose of acquiring the underlying real estate asset and interests in entities that own real estate assets directly or indirectly, when the General Partner believes that such investments are consistent with our investment strategy. The General Partner, through its affiliates, will actively manage our portfolio to achieve our investment goals, utilizing leasing, financing, development and redevelopment, construction management and strategic dispositions where deemed appropriate by the General Partner. Our acquisition and disposition strategy focuses on primary and secondary markets that offer risk adjusted investment opportunities, anticipated job growth, an efficient transportation infrastructure, a history and forecast of distribution and industrial real estate absorption, a business-friendly environment and/or barriers to entry for the development of competitive industrial real estate inventory.

The Sponsor believes that our portfolio will achieve its investment objectives based upon two key factors:

•
Market Presence. The Sponsor and its affiliated service providers have extensive experience investing in and operating commercial real estate and offer us valuable investor, lender, broker and other relationships to execute our investment strategy. The Sponsor believes these resources enable us to identify, underwrite and close acquisitions that may require repositioning and/or re-leasing to enhance value. The Sponsor employs seasoned professionals with expertise in all facets of the real estate investment business. The Sponsor’s market knowledge, research, access to information, ability to raise capital and achieve favorable debt terms, and experience in underwriting investment opportunities are expected to contribute to our successful participation in the current real estate market.
•
Experienced Management. The Sealy management team is comprised of experienced, well-respected professionals with proven track records in industrial real estate. Since 2001, Sealy and its affiliates, through numerous Sealy-sponsored limited partnerships and limited liability companies, have acquired, developed, and in some cases, sold approximately 175.2 million square feet of industrial and commercial properties for an aggregate investment amount of approximately $8.1 billion. This seasoned management team has exhibited the ability to generate enhanced returns for investors from acquisition and development. We expect to continue to acquire accretive investments utilizing Sealy’s investment management expertise and real estate industry relationships that will enhance returns.

Investment Guidelines

Our investment guidelines, as described below, are designed to ultimately provide Limited Partners with an ownership interest in a diversified, stable portfolio of industrial and other commercial real estate assets located throughout the United States that are expected to produce an attractive investment return on a risk-adjusted basis. We intend to raise additional equity capital and arrange debt financing in order to make additional investments in accordance with the following guidelines. All acquisitions of commercial properties will be evaluated for the reliability and stability of their future income, as well as for their potential for capital appreciation. The risk profile, asset quality, tenant base, lease terms, and the impact of each particular acquisition as it relates to the portfolio as a whole will be considered in connection with each potential acquisition. The General Partner manages the portfolio with the goal of achieving our performance objectives, while at the same time limiting risk exposure and maintaining a favorable risk-adjusted return.

Focus on Industrial Properties

The General Partner intends for us to continue to invest primarily in properties that exhibit the typical characteristics of highly functional industrial real estate assets that are well located, leased to a stable tenant base and at rents below current market rates. An emphasis is placed on purchasing properties at a discount to replacement cost in key primary and secondary industrial and distribution markets. Properties may be acquired, however, that require significant renovation, redevelopment or repositioning if the General Partner believes that investment returns could be enhanced through value-add projects.

Our primary investment focus is on industrial and other commercial real estate properties. The portfolio may include undeveloped land and development projects that generally will represent less than 20% of the total value of our portfolio. We believe that the development of quality properties in carefully selected locations will generate attractive rates of return consistent with our performance objectives. Most of our industrial properties fall, and we expect that most of our additional industrial properties will fall, in the following categories:

•
Cross Dock Facilities. Product distribution buildings that also may function as national headquarters, sales and administration facilities, research and development and light manufacturing facilities. These facilities typically have multiple-dock locations and access throughout the building.
•
Regional Distribution Centers. Product distribution buildings that may function as national headquarters, sales and administration facilities, research and development and light manufacturing facilities. These typically have access through front or rear loading dock facilities.
•
E-commerce Centers. E-commerce buildings are associated with business transacted electronically, generally through buying or selling over the Internet. E-commerce centers may include product distribution buildings that are part of an e-commerce supply/delivery chain that function as fulfillment centers for quickly sorting, packaging and delivering products.
•
Flex Properties. Industrial/flex buildings are characterized by rectangular, low-rise buildings, usually no more than one story. Most industrial/flex properties are in recently developed suburban areas. Industrial/flex buildings configured for office use generally feature few ceiling-to-floor walls and offices. Interior improvements may also include air conditioning, more extensive lighting, restrooms and other office requirements, with a higher parking ratio than distribution properties.

Well-located industrial properties that meet the investment criteria established by the Sponsor have proven to be good long-term investments because: (i) there is limited functional and economic obsolescence; (ii) warehouse properties with generic design elements can be utilized by many users; (iii) the landlord’s maintenance and management responsibilities are typically limited to major structural components; (iv) vacancy carrying costs of industrial space are typically lower than for other types of properties; (v) lease agreements have been standardized over time, reducing the expense and delay associated with negotiating a lease; (vi) leases generally span terms of three to five years thereby allowing the landlord to increase rents relatively quickly as market rates rise; (vii) competitive older buildings and newer buildings lease for similar rates in many markets; (viii) leasing is generally facilitated by a network of specialized real estate professionals in each market; and (ix) the relatively short development period for new buildings allows developers to match supply more closely with prevailing market demand, resulting generally in a more stable market occupancy.

DST Program

As described in our Current Report on Form 8-K filed with the SEC on November 12, 2025, we launched, through the Operating Partnership, a program (the “DST Program”) to raise an unspecified amount through the sale of beneficial interests (the “DST Interests”) to accredited investors in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”), in specific Delaware statutory trusts (the “DSTs”) holding one or more real estate assets (each, a “DST Property” and, collectively, the “DST Properties”). Under the DST Program, we will acquire a new real estate asset for the specific purpose of placing the property in a DST and offering DST Interests. DST Properties generally will be leased by either a single unaffiliated tenant under a long-term lease or by an affiliate of Sealy, under a master lease agreement. Each DST will be organized as a subsidiary of one of the TRSs. As the DST Interests are offered and sold, the DST will redeem the TRS’s interest in the DST. Upon the successful conclusion of a DST Offering, it is intended that the TRS will no longer hold any DST Interests. However, each DST Property will fit within the underwriting parameters we use to source real estate acquisitions that we intend to hold directly.

We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. For facilitating the acquisition and contribution of the DST Property to the DST, we will receive fees and expense reimbursement from the investors who purchase DST Interests. We intend to use the net proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings and repay indebtedness. We have not allocated specific amounts of the net proceeds from the DST Program for any specific purpose. The portion of our portfolio comprised of syndicated DSTs, undeveloped land and development projects generally will represent less than 20% of the total value of our portfolio in the aggregate.

For additional information on DST Properties acquired through the DST Program, see “Note 11. Subsequent Events” to the notes to consolidated financial statements accompanying this Annual Report on Form 10-K.

Joint Ventures

On December 4, 2025, we entered into a joint venture agreement with a third party to acquire and develop a land parcel in Houston, Texas. It is anticipated that some of our future acquisitions and developments will continue to be accomplished through the use of joint venture vehicles (“Joint Ventures”) involving us and one or more unaffiliated parties. In some of these Joint Ventures, the general partner or manager will be a Sealy-controlled entity (the “Sealy GP”) that will typically be responsible for coordinating and directing the day-to-day management, development, leasing and operation of the property on behalf of the Joint Venture, but often subject to a list of “major decisions” which will require the approval of the unaffiliated parties. In other Joint Ventures, the general partner or manager will be an unaffiliated third party that will typically be responsible for coordinating and directing the day-to-day management, development, leasing and operation of the property on behalf of the Joint Venture, but often subject to a list of “major decisions” which will require our approval. The structure of each Joint Venture as it relates to us may vary (each such structure to be determined by the General Partner in its sole discretion). For example, in some Joint Ventures, we may be a direct owner, whereas in other Joint Ventures, we may be an indirect owner through the Sealy GP or another entity.

In Joint Ventures involving a Sealy GP, it is anticipated that the Sealy GP in each Joint Venture will receive a promoted interest (a “JV Promoted Interest”) pursuant to which the Sealy GP will receive a percentage of the profits of the Joint Venture (typically ranging from 10% - 50%) after payment of an agreed return on invested capital (typically ranging from 6% - 12%); provided, however, that the JV Promoted Interest will not apply with respect to any capital invested by us in a Joint Venture (so as to avoid a double promote on our capital). We shall be allocated up to 25% of each JV Promoted Interest in accordance with the Partnership Agreement.

Financing Strategy

As of March 9, 2026, we had $105.2 million outstanding on a 5-year term loan (the "Thrivent Term Loan") under a credit agreement with Thrivent Financial for Lutherans ("Thrivent") and $61.9 million outstanding under a $150.0 million senior secured credit facility with KeyBank National Association ("KeyBank", and such credit facility, the "KeyBank Credit Facility"). Our target leverage ratio is 30% - 45% based on the ratio of total liabilities to total estimated value of our assets, as such terms are defined in our credit agreements. With the approval of the Management Committee as needed, we may use lower or higher leverage based on interest rates on available credit facilities, available capital, and acquisition opportunities. There is no limitation on the amount we may borrow against any individual property.

We may utilize enterprise-level financing, which we believe will provide certain competitive advantages in the marketplace, such as: (i) greater certainty of closing acquisitions and less time required to close; (ii) a competitive interest rate; and (iii) debt covenants that allow completion of one-off sales of properties to maximize returns.

We also may enter into financing secured by our portfolio, derivative financial instruments such as interest rate caps and swaps, and other hedging strategies to mitigate interest rate risk on a related financial instrument. The General Partner may cause us to borrow funds from any source, including the Sponsor or its affiliates, on commercially reasonable terms.

Competition

We face competition from various entities for real estate investment opportunities, including from REITs, pension funds, banks and insurance companies, private equity and other real estate investment funds, as well as other companies, partnerships and developers. Many of these entities have substantially greater financial resources than us and may be able to accept more risks than we can prudently manage. For additional information, see “Item 1A. Risk Factors – Risks Related to Our Business – Competition in the Industrial Sector.”

Concentration Risk

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. As of December 31, 2025, our 10 largest tenants represented approximately 67.4% of total annualized base rent of our portfolio. There were nine tenants that each individually represented more than 5.0% of total annualized base rent; no tenant accounted for more than 10.0% of total annualized base rent. See "Item 2. Properties” for further details.

Human Capital

We have no direct employees. The employees of Sealy perform substantially all of the services related to our asset management, property management, acquisition, disposition, leasing, development, brokering, financing and accounting activities. Each officer of the Company is an employee of an affiliate of the Sponsor.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state, and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and we do not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties we currently own, or on properties that may be acquired in the future.

Available Information

We file with or furnish to the SEC annual, quarterly and current periodic reports and other information meeting the informational requirements of the Exchange Act. These filings are available to investors free of charge at the SEC's website at www.sec.gov.

Item 1A. Risk Factors.

Summary of Risk Factors

Investing in our Units involves risks and uncertainties. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC. The risks we face include, but are not limited to, the following:

Risks Related to Our Business

•
The identification and acquisition of appropriate additional properties is difficult and involves a degree of uncertainty. There can be no assurance that the Sponsor or the General Partner will be able to identify and complete investments that meet our investment objectives or that we will be able to fully invest our committed capital.

•
Increases in interest rates would increase our interest expense and adversely affect our cash flow and the amount of distributions made to the Limited Partners.

•
Our success is highly dependent on the financial and managerial expertise of our Sponsor, and the General Partner, which is controlled by our Sponsor, has broad authority to make decisions on our behalf. Limited Partners have no right to take part in the management of or otherwise control our business.

•
There can be no assurance that we will be able to continue to pay regular quarterly distributions.

•
Our operating results have been and may continue to be impacted by global and national economic and market conditions generally and by the local economic conditions where our investments are located.

•
Cybersecurity risks and cyber incidents may adversely affect our business in the event we or our Sponsor or any other party that provides us with essential services experiences cyber incidents.

•
There is no liquid, secondary trading market for the Units, and no such market is expected to develop.

•
Failure to operate successfully as a public reporting company would have a material adverse effect on the Company.

•
The Unit value may fluctuate significantly in response to many factors beyond our control. It is impossible to provide any assurance that the Unit value will not decrease in the future.

•
Our property portfolio is concentrated in the industrial real estate sector and our business could be adversely affected by an economic downturn in this sector.

•
Other industrial and similar properties that are available for rent in a particular market will compete with our portfolio properties in attracting tenants in such a market.

•
An increase in inflation could have an adverse impact on our floating-rate credit facility and any floating-rate mortgages we may enter into and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue.

Risks Related to Real Estate Investments

•
The acquisition of properties entails various risks, including risks that our investments may not perform as expected and that our cost estimates for bringing an acquired property up to market standards, if necessary, may prove inaccurate.

•
We may be exposed to substantial risk of loss from environmental claims arising in respect of any property with undisclosed or unknown environmental problems or as to which inadequate reserves have been established.

•
A tenant of one or more of our properties or subsequently acquired properties may experience, from time to time, a downturn in its business, which may weaken its financial condition and result in its failure to make rental payments when due.

•
We are exposed to potential physical risks from possible future changes in climate, which may include damage to our properties caused by rare catastrophic weather events, such as severe storms (including, without limitation, convective storms), drought, earthquakes, floods, wildfires or other extreme weather events.

Risk Factors Related to the DST Program

•
Sealy has no prior experience sponsoring and syndicating DST programs.

•
Conflicts of interest will exist with respect to the DST Program.

•
The success of the DST Program relies upon the successful syndication of DST Interests to investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code.

Federal Income Tax Risks

•
Failure of the SIP IV REIT to maintain its qualification as a real estate investment trust for U.S. federal income tax purposes would cause the SIP IV REIT to be taxed as a regular domestic corporation, which would adversely affect our operations and our ability to make distributions.

•
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability and adversely affect our financial condition and results of operations.

Risk Factors

You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. As used herein, the term “you” refers to both our current investors and potential investors, as applicable.

Risks Related to Our Business

Real estate investments fluctuate in value depending on conditions in the general economy and the real estate industry. These conditions may limit our revenues and available cash. The factors that affect the value of our real estate and the revenues we derive from our properties include, among other things:

•
general economic conditions;
•
local, regional, and national economic conditions and other events and occurrences that affect the markets in which we own properties;

•
global trade disruption, significant introduction of trade barriers and bilateral trade frictions, including due to tariffs and other changes to trade policy in the U.S. and other jurisdictions, together with any future downturns in the global economy;
•
local conditions such as oversupply or a reduction in demand in an area;
•
increasing labor and material costs;
•
the ability to collect all rents from tenants on a timely basis;
•
changes in tenant operations, real estate needs, and credit;
•
changes in interest rates and in the availability, cost and terms of mortgage funding;
•
zoning or other regulatory restrictions;
•
competition from other available real estate;
•
operating costs, including maintenance, insurance premiums and real estate taxes; and
•
other factors that are beyond our control.

Our investments in real estate assets are concentrated in the industrial sector, and the demand for industrial space in the United States is related to the level of economic output. Accordingly, reduced economic output may lead to lower occupancy rates for our properties. In addition, if any of our tenants experiences a downturn in its business that weakens its financial condition, delays lease commencement, fails to make rental payments when due, becomes insolvent or declares bankruptcy, the result could be a termination of the tenant's lease, which could adversely affect our cash flow from operations. These factors may be amplified by a disruption of financial markets or more general economic conditions.

Fixed Real Estate Costs. Our financial results depend on leasing space to tenants on terms favorable to us. Our income and funds available for distribution to our Limited Partners will decrease if a considerable number of our tenants cannot pay their rent or we are unable to lease properties on favorable terms. In addition, if a tenant does not pay its rent, we may not be able to enforce our rights as landlord without delays and we may incur substantial legal costs. Costs associated with real property, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the property.

Availability of Suitable Investments. The identification and acquisition of appropriate additional properties is difficult and involves a degree of uncertainty. The Sponsor and the General Partner anticipate encountering competition in connection with the selection of properties from other institutional investors, some of which may have greater financial and other resources and more extensive experience than the Sponsor and the General Partner. Competition in the current market for the acquisition of U.S. industrial properties that meet our investment objectives has been increasing. There can be no assurance that the Sponsor or the General Partner will be able to identify and complete investments that meet our investment objectives or that we will be able to fully invest our committed capital. There can be no assurance that there will be a sufficient number of suitable properties available for acquisition or investment by us or that the investments made by us will generate the targeted rate of return on invested capital.

Impact of Higher Interest Rates. Because we have used and intend to continue to use debt to finance our growth, we are subjected to additional risks related to prevailing interest rates. Market interest rates are affected by many factors outside of our control, including governmental monetary policies, domestic and international economic conditions, inflation, deflation, recession, changes in unemployment, the money supply, international disorder, and instability in domestic and foreign financial markets, including the imposition of tariffs and other changes to trade policy in the U.S. and other jurisdictions. Rising interest rates create downward pressure on the price of real estate, increase the cost and reduce the availability of debt financing for the transactions we intend to pursue, which may have an adverse impact on our business and results of operations. The General Partner cannot predict with a high degree of accuracy the timing or amount of future interest rate changes.

Compliance with Debt Covenants. The terms of our agreements governing our indebtedness require that we comply with a number of financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. Complying with such covenants may limit our operational flexibility. Our failure to comply with these covenants could cause a default under the applicable debt agreement even if we have satisfied our payment obligations. Consistent with our historical practice, we will continue to interpret and certify our performance under these covenants in a good faith manner that we deem reasonable and appropriate. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by the lenders in a manner that could impose and cause us to incur material costs. Our ability to meet our financial covenants may be adversely affected if economic and credit market conditions limit our ability to reduce our debt levels consistent with, or result in net operating income being below, our current expectations.

The agreements governing our indebtedness include customary events of default. Upon the occurrence of an event of default under the agreements governing our indebtedness, we might be subject to higher finance costs and fees, and our lenders would not be required to lend any additional amounts to us. In addition, our indebtedness, together with accrued and unpaid interest and fees, could be accelerated and declared to be immediately due and payable. If repayment of any of our indebtedness is accelerated, we cannot provide assurance that we will be able to borrow sufficient funds to refinance such indebtedness or that we would be able to sell sufficient assets to repay such indebtedness. Even if we were able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Risks of Leverage. The properties within our portfolio may be subject to significant indebtedness. The use of leverage involves a high degree of financial risk and may increase the effect on us or our properties of factors such as rising interest rates, downturns in the economy or deterioration in the condition of the properties or the markets in which they are located. Mortgage loans secured by our properties may have varying maturities, and principal and interest payments on these loans and other indebtedness will have to be made when they become due and payable regardless of whether sufficient cash is available. There can be no assurance that we will have sufficient funds to repay the amounts outstanding under such indebtedness prior to maturity, including debt with maturity in less than twelve months as described in the notes to the accompanying consolidated financial statements. If sufficient cash flow is not available at the maturity date of any financing, we may be forced to prematurely sell certain of our properties on terms disadvantageous to us, and our remaining portfolio may not share the general characteristics of our portfolio before such sales. A default in paying principal or interest under any indebtedness that we have incurred or may incur in the future could result in foreclosure of any security instrument securing the debt, the complete loss of the capital invested in the particular property or properties related to the debt and, in some cases, recourse by the lender to other portfolio assets.

Variable Interest Rate. The KeyBank Credit Facility bears interest at a variable rate and any property-level mortgage loans we enter into may bear interest at a variable rate. Accordingly, increases in interest rates would increase our interest expense and adversely affect our cash flow and the amount of distributions made to Limited Partners. In addition, if our existing indebtedness matures or otherwise becomes payable during a period of rising interest rates, we could be required to liquidate one or more of our assets at times that may prevent realization of the maximum return on such assets.

Limited Rights; Limited Right to Remove General Partner; Dependence on the General Partner and the Management Committee. All investment decisions for us will be made by the General Partner, subject to the approval of the Management Committee under certain circumstances, and the Limited Partners will not be able to make any investment or other decision on our behalf. Moreover, the General Partner has broad authority to change our investment strategy. Limited Partners will have no right to take part in the management of or otherwise control our business. At a meeting called expressly for that purpose, the General Partner may be removed, but only for cause, by a super majority vote of the Limited Partners. No investment should be made in us unless the investor is willing to entrust substantially all aspects of administration and management to the General Partner.

No Assurances of Distributions or Profitability. There can be no assurance that we will be able to continue to pay regular quarterly distributions. The General Partner has broad discretion to determine when and how to deploy our capital, including the amount of reserves to be set aside, and therefore the General Partner’s decisions can influence the amount, if any, of distributable cash we have available for distribution in any particular period of time. Although we expect that distributable cash will continue to be generated by our operations, we are not prohibited from paying distributions from other sources such as borrowings or cash reserves (which may include proceeds from the Private Offering), or our Sponsor and/or General Partner may waive or defer certain fees payable to them in order for us to pay distributions. Moreover, there can be no assurance that we will be profitable or, if we are profitable, that any particular yield or rate of return will be obtained.

Uncertainty of Future Valuations. From time to time, the General Partner may, but is not required to, determine the value of each portfolio property utilizing various methodologies and components in accordance with our valuation policies and procedures. Other than such valuations, Limited Partners will not receive regular updates on the performance of our portfolio. These valuations will be inherently subjective in certain respects and will rely on a variety of assumptions, including assumptions about projected cash flows for the remaining holding periods and residual values for the properties. Furthermore, the valuations will be based in large part on information as of a specific date, and market, property and other conditions may change materially after that date. Accordingly, such valuations may not accurately reflect the actual market values of the properties, and thus, investors may make decisions as to whether to invest in the Units without complete and accurate valuation information. The General Partner does not expect to perform the first formal valuation of our assets until one year following the termination of the Private Offering (or any extension of the Private Offering) and annually thereafter, although the General Partner could perform valuations sooner or more frequently.

Disruptions in Financial Markets and Uncertain Economic Conditions. Our operating results have been and may continue to be impacted by global and national economic and market conditions generally and by the local economic conditions where our investments are located. High interest rates, high inflation, supply chain disruptions, ongoing geopolitical tensions, the imposition of tariffs and other changes to trade policy in the U.S. and other jurisdictions, and increased volatility in the financial markets have led to increased costs and limited the availability of capital.

Disruptions in the financial markets and uncertain economic conditions have adversely affected, and may continue to adversely affect, the values of our investments, or make underwriting new investments more difficult. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals, which could have the following negative effects on us:

•
the values of our investments in properties could decrease below the amounts paid for such investments;
•
revenues from our properties could decrease, making it more difficult for us to meet our debt service obligations on debt financing; and/or
•
we may be unable to obtain financing for our properties on favorable terms or at all.

Although the General Partner expects to continuously review our investment and debt financing strategies to optimize our portfolio and debt exposure, the impact of domestic and global events, including but not limited to inflation, labor shortages, supply chain disruptions, high interest rates, ongoing geopolitical tensions and challenges in the financial markets, could be significant and will largely depend on future events, which are highly uncertain and cannot be predicted.

All of these factors could adversely affect our financial condition, results of operations and our ability to make distributions to our Limited Partners.

Infectious Disease Outbreaks. Our operating results and financial condition are dependent on the ability of our tenants to meet their lease obligations to us. A pandemic, epidemic, or outbreak of another infectious disease, such as the COVID-19 pandemic, could adversely affect the ability of our tenants to meet their lease obligations by increasing their operating costs and reducing their income. Any such event could place substantive restrictions and impact on our tenants, and in turn, our business, operating results, and financial condition. In such a situation, we could face closing of borders, restricting of supply chains, closing of enterprises, and reductions in new potential acquisition and leasing opportunities.

The extent to which another pandemic or epidemic impacts our business, operations, and financial results is uncertain, and will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic; governmental, business, and individual actions taken in response to the pandemic and the impact of those actions on global economic activity; the actions taken in response to economic disruption; the reduced economic activity, if not closures from time to time of our tenants’ facilities, may impact our tenants’ businesses, financial condition, and liquidity, and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations; general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties; and a deterioration in our or our tenants’ ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants’ efficient operations could adversely affect our operations and those of our tenants.

Prior Performance is Not Necessarily Indicative of Future Results. This Annual Report on Form 10-K includes data relating to the prior performance of other Sealy-sponsored real estate programs that were managed by affiliates of the General Partner. Such programs, while similar to us, had different investment objectives and risk profiles than we do, and acquired their investments in a different economic environment than the current economic environment. Although the Sponsor has extensive experience owning, financing, operating, managing and developing commercial real estate assets, the prior performance of other Sealy-sponsored real estate programs is not necessarily indicative of our future results, and we can provide no assurances that we will be able to replicate or improve upon the performance of prior Sealy-sponsored real estate programs.

Dependence on Information Systems and Potential Systems Failures. The Company’s business is highly dependent on the communications and information systems of the Sponsor and its affiliates. In addition, certain of these systems are provided to the Sponsor or its affiliates by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in the Company’s activities. This, in turn, could have a material adverse effect on the Company’s operating results and negatively affect the value of the Units and the Company’s ability to pay distributions to Limited Partners.

Cybersecurity Risks. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of a business’s information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to Sealy’s information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to Sealy’s business reputation. As reliance on technology has increased, particularly as employees working remotely has become more common, so have the risks posed to information systems, both internal to the Sponsor and its affiliates and those that have been outsourced. There is no guarantee that any processes, procedures and internal controls the Sponsor implements will prevent cyber intrusions, which could have a negative impact on our financial results, operations, business relationships or confidential information.

Ability to Issue Additional Units. The Partnership Agreement authorizes the General Partner, upon approval of the Management Committee, to designate and issue additional Units without the consent of the Limited Partners. To the extent the General Partner determines to issue additional Units after the Limited Partners have acquired their Units, the Limited Partners’ percentage ownership interest in us will be diluted. In addition, subject to certain limitations and the approval of the Management Committee, the General Partner is authorized to determine the price and other terms and conditions upon which additional Units may be offered. Therefore, depending upon the value of our property portfolio and the offering price of any additional Units, Limited Partners may also experience dilution in the book value and fair market value of their Units. In addition, we may cause the Operating Partnership to issue units of limited partnership interest in the Operating Partnership (the "OP Units") for compensatory purposes. For example, we may, in the General Partner’s sole discretion, cause the Operating Partnership to issue OP Units to the independent members of the Management Committee as compensation for their service on the Management Committee. Also, following the termination of the Private Offering, at the direction of the General Partner, we may cause the Operating Partnership to issue OP Units to certain personnel of SIS as additional compensation. The maximum number of OP Units that may be issued for compensatory purposes is 11,080. Such OP Units will be valued at the NAV per OP Unit on the date of issuance and may be subject to vesting, forfeiture, or other restrictions, as deemed appropriate by the General Partner. Limited Partners will experience dilution if the Operating Partnership issues OP Units to independent members of the Management Committee and/or personnel of SIS as compensation since the Operating Partnership will not receive a capital contribution in connection with such issuances. As of March 12, 2026, no OP Units have been issued for compensatory purposes.

Ability to Issue Units with Senior Economic or Voting Rights. The Partnership Agreement authorizes the General Partner, upon approval of the Management Committee and without the consent of the Limited Partners, to designate and issue units of limited partnership interest with economic or voting rights senior to those of the Units. If the General Partner designates and issues units of limited partnership interest with senior economic and/or voting rights, in the Private Offering or in future offerings, payment of any economic preferences with respect to such new units would reduce the amount of funds available for the payment of distributions on units with subordinate economic or voting rights, including the Units. Further, holders of units with senior economic or voting rights may be entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to the Limited Partners with subordinate economic or voting rights, likely reducing the amount such Limited Partners would otherwise receive upon such an occurrence.

NAV Risks. The General Partner may, but is not required to, determine the NAV per Unit based upon our valuation policies and procedures. The methodology used by the General Partner in reaching an estimated NAV per Unit will be based upon a number of estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions may result in significantly different estimates of the NAV per Unit. Also, the estimated NAV per Unit will reflect an estimate as of a given point in time and will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets. In addition, our General Partner’s estimate of the NAV per Unit will not be based on the book values of our real estate, as determined by GAAP, as our book value for most real estate is based on the amortized cost of the property, subject to certain adjustments.

As a result, there can be no assurance that:

•
Limited Partners would be able to realize the estimated NAV per Unit if such Limited Partners were able to, and were to sell their Units; or
•
We will be able to achieve, for our Limited Partners, the estimated NAV per Unit upon a sale of our portfolio, a merger, or a listing of our Units on a national securities exchange.

Vacancy Risks. In connection with each investment we make, the Sponsor will assume in its underwriting the probability of expiring leases that may roll over into vacancy, and that we will incur vacancy and leasing costs (tenant improvements and leasing commissions) as a result. If we experience higher than expected vacancy rates, we may have to offer lower rental rates and greater tenant improvements or concessions than is currently anticipated. Increased vacancy rates also could have the following negative effects on us:

•
the values of the vacant properties could decrease below the value assigned to such investments;
•
revenues from such properties could decrease due to low or no rental income during vacant periods, lower future rental rates and/or increased tenant improvement expenses or concessions; and/or
•
revenues from such properties that secure loans could decrease, making it more difficult for us to meet debt service obligations or maintain compliance with loan covenants.

All of these factors could impair our ability to pay distributions. In addition, because a property’s market value depends principally upon the value of the property’s leases, the resale value of a property with prolonged vacancies could decline, which could further reduce returns to Limited Partners.

Lack of Fiduciary Duty by Members of the Management Committee. The members of the Management Committee owe no fiduciary duties to us or the Limited Partners. Additionally, the independent members of the Management Committee may be officers or directors of other entities. These individuals may owe fiduciary duties to these other entities and their owners. As a result, the fiduciary duties to the other entities and their owners may conflict with our interests and the interests of Limited Partners. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. In addition, during times of intense activity in other programs and ventures, the independent members of the Management Committee may devote less time to our business than is necessary or appropriate. If this occurs, the returns on a Limited Partner’s investment may suffer.

Competition with Affiliated Entities. The Sponsor and its personnel have sponsored existing programs with investment objectives and strategies similar to ours and may sponsor other similar programs in the future. As a result, we may be investing in real estate properties at the same time as one or more other programs that are managed or advised by affiliates of the Sponsor. The Sponsor and its personnel likely will face conflicts of interest in allocating investment opportunities between us and these other programs. The Sponsor has adopted investment allocation policies to safeguard us from being negatively affected as a result of any such potential conflicts. The Sponsor will seek to allocate investment opportunities among such entities in a manner that is fair and equitable over time and consistent with its investment allocation policies. However, there is no assurance that such investment opportunities will be allocated to us fairly or equitably in the short term or over time. For instance, the Sponsor may select properties for us that provide lower returns to us than properties that the Sponsor selects to be purchased by another affiliated program. We cannot be sure that personnel acting for or on behalf of the Sponsor and on behalf of other affiliated programs will act in our best interest when deciding whether to allocate any particular investment to us. We are subject to the risk that as a result of the conflicts of interest between us, the Sponsor and other programs affiliated with the Sponsor, the Sponsor may not cause us to invest in favorable investment opportunities when it would be in our best interest to make such investments. As a result, we may invest in less favorable investments, which may reduce our returns on our investments and ability to pay distributions.

Dependence Upon Key Personnel of the Sponsor. The success of the Company is highly dependent on the financial and managerial expertise of the Sponsor. Although the Sponsor fosters a team approach to investing and oversight of the Company, the loss of key individuals employed by the Sponsor could have a material adverse effect on the performance of the Company. Individuals may not necessarily continue to remain employed by the Sponsor during the entire life of the Company. In addition, a number of members of the professional staff and management of the Sponsor are actively involved in managing the investment decisions of other investments and other funds advised by the Sponsor. Accordingly, the members of the professional staff and management of the Sponsor will have demands on their time for the investment, monitoring and other functions of other funds advised by the Sponsor.

Lack of Arm’s-length Negotiations. The General Partner and its affiliates provide services to us and receive compensation accordingly. Negotiations for such services do not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated parties. As a result, these conflicts could result in agreements based on terms that are less favorable to us than we would receive from an unaffiliated third party in arm’s-length negotiations.

Conflicts of Interest Related to Compensation Structure. The General Partner is entitled to, and has received, fees for services it provides to us. The fees to which the General Partner is entitled include acquisition fees, asset management fees, disposition fees and other fees. Such fees are payable regardless of how the individual investment or we as a whole perform. Similarly, we pay fees to our managing broker-dealer, SIS, and such fees do not have any relationship to our performance. Because the General Partner and SIS are entitled to receive substantial compensation regardless of our performance, the General Partner’s and SIS’s interests may not be wholly aligned with those of the Limited Partners. For example, the General Partner receives an asset management fee with respect to the ongoing operation and management of properties based on the book value of those properties and not the performance of those investments, which could result in the General Partner not having adequate incentive to manage our portfolio to provide profitable operations during the period we hold our investments. We have also entered into property management agreements with Sealy, under which we pay to Sealy a monthly property management fee of 2.00% to 4.00% of monthly gross receipts from the property, less any management fee paid to a third party. In addition, we reimburse or compensate the General Partner and/or the Sponsor for expenses they incur in connection with our operations and the Private Offering. The payment of fees and expenses to the General Partner, the Sponsor, SIS, Sealy, or any of their affiliates reduces the amount of cash we have available for the acquisition or improvement of our properties. and the payment of distributions to Limited Partners. In addition, the opportunity to earn these fees may lead our General Partner and/or the Sponsor or their affiliates to place undue emphasis on criteria relating to their compensation at the expense of other criteria, such as the preservation of capital, to achieve higher short-term compensation. Considerations relating to our affiliates’ compensation from us could result in decisions that are not in the best interests of Limited Partners.

Additionally, Sealy SIP IV Investor, LLC, an affiliate of the Sponsor (“Sealy Investor”), may be entitled to a subordinated participation interest after Limited Partners have received distributions to (1) pay a 6% annual cumulative, non-compounded preferred return on such Limited Partner’s Unreturned Invested Capital (as defined in the Partnership Agreement), and (2) return all of such Limited Partner’s Unreturned Invested Capital. The existence of such subordinated participation interest may create an incentive for the Sponsor or its affiliates to make riskier or more speculative investments on our behalf, accelerate acquisitions or take other actions that might not be aligned with the interests of Limited Partners. See also “Item 13. Certain Relationships and Related Transactions, and Director Independence – Conflicts of Interest.”

Risk of Unspecified Investments. In addition to the portfolio properties described in this Annual Report on Form 10-K, we may acquire other properties for our portfolio in the future. Thus, there is no information as to the nature and terms of any future investments, which an investor can evaluate when determining whether to invest in us, and investors generally will not have an opportunity to evaluate for themselves or to approve our future investments. Additionally, we may assume known, unknown or contingent liabilities in connection with future acquisitions. Investors must rely solely on the General Partner, the Sponsor and their affiliates with respect to the selection, amount, character and economic merits of each potential investment.

Ability of General Partner to Change Business Plan Without Approval of Limited Partners. Subject only to the approval of a majority of the independent members of the Management Committee, the General Partner may change our business plan and investment objectives or may invest in a real estate asset that does not meet our investment strategy and investment criteria, without seeking the approval of the Limited Partners. A change in our business plan or investment objectives, or an investment in a real estate asset that does not meet our investment strategy and investment criteria, could reduce the payment of cash distributions to Limited Partners or cause a decline in the value of our assets.

Lack of Liquidity. There is no liquid, secondary trading market for the Units, and no such market is expected to develop. The Sponsor’s goal is to sell the Company, merge the Company with a public REIT or another entity or liquidate our portfolio, in each case at a time and in a method recommended by the General Partner and approved by the Management Committee. Although there are several events that would cause our dissolution and liquidation, there is no fixed date by which we must dissolve. As a result, we cannot determine when a liquidity event will occur. Until such a liquidity event occurs, it will be very difficult for Limited Partners to have liquidity for their investment in the Units. In addition, our general redemption policy provides Limited Partners with very limited rights to have us redeem their Units and the General Partner has broad authority to administer our general redemption policy. See “Item 5. Market for Registrant's Common equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Redemption of Units” for details about our redemption policy.

Restrictions on Transferability. The Units have not been, and will not be, registered under the Securities Act. Transferability of the Units is subject to compliance with applicable securities laws, the Employee Retirement Income Securities Act of 1974, as amended (“ERISA”), and tax law requirements. Units may not be offered, sold, transferred or delivered, directly or indirectly, unless (i) such Units are registered under the Securities Act and any applicable state securities laws, or (ii) an exemption from registration under the Securities Act and any applicable state securities laws is available. Additionally, the Units may not be transferred by a Limited Partner without the express written consent of the General Partner and an opinion of counsel that such transfer is permitted under the Securities Act and applicable state securities laws. For these reasons, the Limited Partners will be required to bear the financial risks of their investments for an indefinite period of time.

Loss of Individual Asset Growth Opportunity. Any given acquired entity may produce investment results that exceed those produced by the OP Units received by owners of such acquired entity in connection with the contribution of the acquired entity to the Operating Partnership. Any owner of an acquired entity who exchanges an interest in a single acquired entity owning a single property, or few properties, for a smaller interest in the collective business of the Operating Partnership will receive a lower return on investment if such single property or asset produces investment results that exceed the Operating Partnership’s consolidated results of operations.

Concentration by Real Estate Sector. Our property portfolio is concentrated in the industrial real estate sector. The focus of our investment strategy in this one sector may expose us to the risk of economic downturns to a greater extent than if our property portfolio also included properties in other sectors. As a result, economic downturns specifically in the industrial real estate sector could have an increased adverse effect on our financial condition, results of operations, cash flow and ability to make distributions.

Competition in the Industrial Sector. Other industrial and similar properties that are available for rent in a particular market will compete with our portfolio properties in attracting tenants in such a market. If demand for industrial rental properties weakens, or if competitors develop and/or acquire competing properties in a particular market, rental rates in the relevant market may drop, which could have an adverse effect on our results of operations in such market.

Competition for Investment Opportunities. We face competition from various entities for real estate investment opportunities, including from REITs, pension funds, banks and insurance companies, private equity and other real estate investment funds, as well as other companies, partnerships and developers. Many of these entities have substantially greater financial resources than us and may be able to accept more risk than we can prudently manage. Competition from these entities may reduce the number of suitable investment opportunities available to us or increase the bargaining power of the property owners seeking to sell. If we are not able to acquire suitable investments, we likely would not be able to achieve our investment objectives.

Competition for Tenants. We face competition for tenants. Such competition may require us to make rent concessions or take other measures to entice a tenant to enter into a lease. Such concessions or other measures could reduce the cash flow from, or returns on, the respective property. In addition, conflicts of interest may exist to the extent that we acquire properties in the same geographic areas where other Sealy-sponsored programs own properties. In such case, a conflict could arise in the leasing of such properties, or a conflict could arise in connection with the resale of such properties.

Diverse Limited Partner Group. The Limited Partners are expected to include taxable and tax-exempt entities and may include persons or entities organized in various jurisdictions. As a result, conflicts of interest may arise in connection with decisions made by the General Partner that may be more beneficial for one type of Limited Partner than for another type of Limited Partner. In selecting investments appropriate for us, as well as in determining when to dispose of assets, the General Partner will consider our investment objectives as a whole, not the investment objectives of any Limited Partner individually. Additionally, we may admit certain investors directly into the Operating Partnership in connection with a cash investment in the Operating Partnership or, in lieu of contributing cash to the Operating Partnership, investors may contribute commercial real estate properties (or interests therein) to the Operating Partnership or ownership interests in acquired entities that primarily own real estate properties, in each case, in exchange for OP Units. Holders of OP Units may, and likely will, have financial interests that are different from the financial interests of Limited Partners. Conflicts of interest may arise in connection with decisions made by the General Partner, which conflicts may not be resolved in favor of our Limited Partners.

Although we, through the Operating Partnership, may acquire ownership interests in acquired entities that have no affiliation with Sealy, we have acquired and may continue to acquire ownership interests in acquired entities that are currently sponsored by Sealy. For each such acquisition, Sealy has contributed, and expects that it will continue to contribute, all ownership interests it holds in each such acquired entity to the Operating Partnership.

Investment Company Act. We do not intend to register as an investment company under the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•
limitations on capital structure;
•
restrictions on specified investments;
•
prohibitions on transactions with affiliates; and
•
compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We intend to continue to conduct our operations so as not to meet the definition of an “investment company” under the Investment Company Act and, accordingly, not to become regulated as an investment company under the Investment Company Act. Although we monitor our portfolio periodically and prior to each acquisition, we may not be able to maintain this exclusion from the definition of an “investment company.” Future revisions to the Investment Company Act or further guidance from the SEC may cause us to become an “investment company” or force us to re-evaluate our portfolio and our investment strategy. Such changes may have a material negative impact on us and our business.

Operation as an Exchange Act Reporting Company. The Company is subject to the requirements of Section 13(a) of the Exchange Act, including the rules and regulations promulgated under the Exchange Act, which requires the Company to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. The Company and the Company’s management and principal beneficial owners are subject to the reporting requirements of Sections 13 and 16 of the Exchange Act. The Company is also required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act. As a result, the Company has incurred and will continue to incur substantial additional operating expenses in connection with compliance with the reporting requirements under the Exchange Act. In addition, the Company is exposed to potential liability for any material misstatement or omission made in any report filed with the SEC. Failure to operate successfully as a public reporting company would have a material adverse effect on the Company.

Qualification as an Emerging Growth Company and a Smaller Reporting Company. We are an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (4) provide certain disclosure regarding executive compensation required of large public companies, or (5) hold equity holder advisory votes on executive compensation.

In addition, the Company is a “smaller reporting company” as such term is defined in the Exchange Act. As a smaller reporting company, we are also eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not smaller reporting companies. To the extent that we continue to qualify as a smaller reporting company after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) scaled executive compensation disclosures and (2) the requirement to provide only two years of audited financial statements, instead of three years.

Under the JOBS Act, emerging growth companies may take advantage of the extended transition period provided in Section 13(a) of the Exchange Act for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have decided at this time to take advantage of the extended transition periods available under the JOBS Act for complying with new or revised accounting standards. As a result, there may be a period when it is more difficult to compare our financial statements and financial performance to those of other public companies because we have not yet begun to comply with accounting standards applicable to those other companies.

Potential Fluctuations in Quarterly Operating Results. The Company could experience fluctuations in its quarterly operating results due to a number of factors, including, but not limited to, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

The value of our Units may fluctuate. The Unit value may fluctuate significantly in response to many factors, including:

•
actual or anticipated variations in our operating results, funds from operations, cash flows or liquidity;
•
changes in asset valuations and related impairment charges;
•
the ability of our tenants to pay rent to us and meet their obligations to us under the current lease terms and our ability to re-lease space as leases expire;
•
fluctuations in market interest rates;
•
changes in market valuations of similar companies;
•
adverse reaction to the amount of our debt outstanding at any time, the amount of our debt maturing in the near- and medium-term and our ability to refinance our debt, or our plans to incur additional debt in the future;
•
our ability to comply with applicable financial covenants under our credit facility or other debt that may be outstanding;
•
additions or departures of key management personnel;
•
speculation in the press or investment community; and
•
general market and economic conditions.

Many of the factors listed above are beyond our control. Those factors may cause the Unit value to decline significantly, regardless of our financial condition, results of operations and prospects. It is impossible to provide any assurance that the Unit value will not decrease in the future.

The USA PATRIOT Act. We may be subject to the U.S. Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), and other anti-money laundering, anti-terrorism, and similar laws and regulations adopted by the U.S. and other jurisdictions. The USA PATRIOT Act requires subject businesses to establish anti-money laundering compliance programs that must include policies and procedures to verify investor identity at account opening and to detect and report suspicious transactions to the government. Institutions subject to the USA PATRIOT Act must also implement specialized employee training programs, designate an anti-money laundering compliance officer and submit to independent audits of the effectiveness of the compliance program. Compliance with the USA PATRIOT Act may result in additional financial expenses for us and may subject us to additional liability. Our failure to comply with applicable regulations of the Treasury Department’s Office of Foreign Assets Control (OFAC) could have similar or additional negative consequences to those under the USA PATRIOT Act.

Overruling of Chevron Doctrine. In June 2024, the U.S. Supreme Court issued a decision in the Loper Bright Enterprises v. Raimondo case that overturned the long-standing federal Chevron doctrine. The Chevron doctrine set forth a test that outlined when courts should defer to an agency’s interpretation of federal law. Under the doctrine, if Congress had not spoken directly to the precise issue in question, the courts were to defer to the agency’s interpretation so long as the interpretation was reasonable. Under the Loper Bright decision, courts are now required to exercise their independent judgment in deciding whether an agency has acted within its statutory authority and may not defer to an agency interpretation of the law simply because a statute is ambiguous.

The overturning of the Chevron doctrine is likely to result in challenges to numerous agency interpretations in various areas of law including energy, environment, taxation, and labor, among others. If these challenges are upheld, they could have both favorable and unfavorable impacts on us, depending on whether the interpretations that are overturned were more favorable toward our business and operations than subsequent revised agency interpretations. The likely increase of challenges to agency actions may also increase legal costs and create less certainty around agency actions, at least in the near term.

Inflation Risks. An increase in inflation could have an adverse impact on our floating rate credit facility and floating rate mortgages we may enter into and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, their demand for space and future extensions of their leases. Many of our leases contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay their proportionate share of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties, thereby reducing our exposure to increases in property operating expenses resulting from inflation. However, under our leases, we typically have exposure to increases in non-reimbursable property operating expenses, including expenses incurred related to vacant premises. In addition, we believe that some of the existing rental rates under our leases subject to renewal are below current market rates for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates, which may also offset our exposure to inflationary expense pressures related to our leased properties. We may also have exposure to inflation with respect to potential developments, as increases in materials and other costs related to our development activities make it more expensive to develop properties.

Exculpation and Indemnification. Certain exculpation and indemnification provisions contained in the Partnership Agreement may limit the rights of action otherwise available to the Limited Partners and other parties against the General Partner, the Sponsor, the members of the Management Committee or their respective affiliates, members, partners, directors, officers or employees, or our trustees or officers. In addition, the Partnership Agreement provides that we will indemnify the General Partner, the Sponsor, the members of the Management Committee or their respective affiliates for certain claims, losses, damages and expenses arising out of their activities on our behalf. Such indemnification obligations could materially impact the returns to Limited Partners. Additionally, the Managing Broker-Dealer Agreement between us and SIS provides for exculpation and indemnification of SIS in connection with certain losses and claims against SIS.

Risks Related to Real Estate Investments

Property Acquisition Risk. We have routinely acquired real estate from third parties as conditions warrant and, as part of our business, we intend to continue to do so. The acquisition of properties entails various risks, including risks that our investments may not perform as expected and that our cost estimates for bringing an acquired property up to market standards, if necessary, may prove inaccurate. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including publicly traded REITs and private investors. This competition increases as investments in real estate become attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional real estate and purchase prices may increase. In addition, we expect to finance future acquisitions through a combination of borrowings under our credit facility, proceeds from equity or debt offerings and debt originations and proceeds from property sales, which may not be available. Any of the above risks could adversely affect our financial condition, results of operations, cash flow and the ability to make distributions to our Limited Partners, and the value of the Units.

Limited Warranties. The seller of a property often sells such property in its "as is" condition on a "where is" basis and "with all faults," without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.

Development and Re-Development Risks. As part of our business, we develop new properties and re-develop existing properties as conditions warrant. This part of our business involves significant risks, including the following:

•
we may not be able to obtain take-out financing for these projects on favorable terms;
•
we may have delays in obtaining construction materials;
•
we may not complete construction on schedule or within budget;
•
we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;
•
contractor and subcontractor disputes, strikes, labor disputes or supply chain disruptions may occur;
•
properties may perform below anticipated levels, producing cash flow below budgeted amounts, which may result in us paying too much for a property, cause the property to be unprofitable, and limit our ability to sell such properties to third parties; and
•
performance is subject to general market and economic risks which may change over the course of a development project.

To the extent these risks result in increased debt service expense, construction costs and delays in budgeted leasing, our financial condition, results of operations, cash flow and ability to make distributions to our Limited Partners, and the value of the Units, could be adversely affected.

Environmental Matters. Real property is subject to federal, state and local environmental laws, regulations and administrative rulings that, among other things, establish standards for the treatment, storage and disposal of solid and hazardous waste and the remediation of property contaminated with hazardous substances or petroleum. Therefore, we may be exposed to substantial risk of loss from environmental claims arising in respect of any property with undisclosed or unknown environmental problems or as to which inadequate reserves have been established.

All of our properties were subject to a Phase I or similar environmental assessment by independent environmental consultants at the time of acquisition. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. While some of these assessments have led to further investigation and sampling, none of our environmental assessments of our properties have revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations taken as a whole. However, we cannot give any assurance that such conditions do not exist or may not arise in the future. Material environmental conditions, liabilities or compliance concerns may arise after the environmental assessment has been completed.

We invest in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties are adjacent to or near other properties that may have contained or currently contain underground storage tanks used to store petroleum products, or other hazardous or toxic substances. In addition, previous or current occupants of our properties, including but not limited to, our tenants, and adjacent properties may have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

We have a portfolio environmental insurance policy that provides coverage for potential unknown environmental liabilities, subject to the policy's coverage conditions and limitations, for most of our properties. From time to time, we may acquire properties or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we underwrite the costs of environmental investigation, clean-up and monitoring into the cost. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

Under various federal, state and local laws and regulations, a current or former owner or operator of real estate may be held liable for the costs of removal or remediation of hazardous or toxic substances located on, under or in the property. These laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of any required remediation or removal of such substances may be substantial and additional liabilities for damages also may be incurred. In addition, our liability as to any property is generally not limited under such laws and regulations and could exceed the value of the property. The presence of such substances on, under or in a property, or the failure to remediate such substances properly, also may adversely affect our ability to sell or lease the property or to borrow using the property as collateral. Under such laws and regulations, an owner or entity who arranges for the disposal or treatment of hazardous or toxic substances at a third party’s disposal or treatment facility may also be liable for the costs of removal or remediation of all such substances at such facility, whether or not such facility is owned or operated by such person. Certain tenants of the properties held by us may handle and store hazardous substances at such properties and, in some cases, may have released hazardous substances at the property. As a result, we may be liable for the costs of disposal or treatment of such hazardous or toxic substances on the property in question and additional liabilities for damages also may be incurred. We also may be liable for environmental contamination of properties that are or have been sold or for the release of hazardous or toxic substances from such properties. Some laws and regulations impose liability for the release of certain materials into the air or water from a property, including asbestos, and such release can form the basis for liability to third persons for personal injury or other damages. Other laws and regulations can limit the development of and impose liability for the disturbance of wetlands or the habitats of threatened or endangered species.

Insurance May Not Cover All Losses. We maintain comprehensive casualty insurance on our properties, including liability and fire and extended coverage, in amounts estimated to be sufficient to permit replacement in the event of a total loss, subject to applicable deductibles. We will endeavor to obtain coverage of the type and in the amount customarily obtained by owners of properties similar to the real property that we acquire in the future. There are certain types of losses, however, generally of a catastrophic nature, resulting from, for example, earthquakes, floods, hurricanes, epidemics or pandemics (such as the COVID-19 pandemic) and terrorist acts that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations, provisions in loan documents encumbering our properties pledged as collateral for loans, and other factors also might make it economically impractical to use insurance proceeds to replace improvements on a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received by us, if any, might not be adequate to restore our investment with respect to the affected property.

Failure of Due Diligence Process. The Sponsor has had extensive prior experience in real estate projects and has endeavored to obtain and verify material facts regarding target assets. It is possible, however, that the Sponsor has not discovered certain material facts about an asset because information presented by the seller may have been prepared in an incomplete or misleading fashion, and material facts related to the target assets may not yet have been discovered.

Financial Condition of Tenants. A tenant of one or more of our properties or subsequently acquired properties may experience, from time to time, a downturn in its business, which may weaken its financial condition and result in its failure to make rental payments when due. At any time, a tenant may seek the protection of bankruptcy or insolvency laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in our distributable cash flow. No assurance can be given that tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will affirm their leases and continue to make rental payments in a timely manner. If a tenant’s lease is not affirmed following bankruptcy or if a tenant’s financial condition weakens, our cash flow may be adversely affected.

Lack of Liquidity. Investments in real estate are highly illiquid and subject to industry cycles, downturns in demand, market disruptions and the lack of available capital from potential lenders or investors (whether to finance or refinance our properties or for potential purchasers of such properties). Accordingly, there can be no assurance that we will be able to dispose of properties in a timely manner and/or on favorable terms.

Compliance Costs. We may incur significant costs complying with various federal, state and local laws, regulations and covenants that are applicable to our properties and, in particular, costs associated with complying with regulations such as the Americans with Disabilities Act of 1990 (the "ADA") may result in unanticipated expenses. The properties in our portfolio are subject to various covenants and U.S. federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulation will not be adopted that increases such delays or results in additional costs. Our growth strategy may be affected by our ability to obtain permits, licenses and zoning relief. Our failure to obtain such permits, licenses and zoning relief or to comply with applicable laws could have an adverse effect on our financial condition, results of operations and cash flow.

In addition, under the ADA, all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. Noncompliance with the ADA could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. We do not conduct audits or investigations of all of these properties to determine their compliance and we cannot predict the ultimate cost of compliance with the ADA, or other legislation. If one or more of our properties in which we invest is not in compliance with the ADA, or other legislation, then we would be required to incur additional costs to bring the property into compliance. If we incur substantial costs to comply with the ADA or other legislation, our financial condition, results of operations, cash flow, our ability to satisfy debt service obligations and to make distributions to our Limited Partners, and the market value of the Units could be adversely affected.

Impairment Risks. We regularly review our real estate assets for impairment indicators, such as a decline in a property's occupancy rate, decline in general market conditions or a change in the expected hold period of an asset. If we determine that indicators of impairment are present, we review the properties affected by these indicators to determine whether an impairment charge is required. As a result, we may be required to recognize asset impairment, which could materially and adversely affect our business, financial condition and results of operations. We use considerable judgment in making determinations about impairments, from analyzing whether there are indicators of impairment, to the assumptions used in calculating the fair value of the investment. Accordingly, our subjective estimates and evaluations may not be accurate, and such estimates and evaluations are subject to change or revision.

Joint Venture Risks. We have selectively acquired and may in the future continue to selectively acquire, own and/or develop properties through joint ventures with other persons or entities when we deem such transactions are warranted by the circumstances. Joint venture investments, in general, involve certain risks not present where we act alone, including:

•
joint venture partners may share certain approval rights over major decisions, which might (i) significantly delay or make impossible actions and decisions we believe are necessary or advisable with respect to properties owned through a joint venture, and/or (ii) adversely affect our ability to develop, finance, lease or sell properties owned through a joint venture at the most advantageous time for us, if at all;

•
joint venture partners might experience financial distress, become bankrupt or otherwise fail to fund their share of any required capital contributions;
•
joint venture partners might have economic or other business interests or goals that are competitive or inconsistent with our business interests or goals that would affect our ability to develop, finance, lease, operate, manage or sell any properties owned by the applicable joint venture;
•
joint venture partners may have the power to act contrary to our instructions, requests, policies or objectives, including our current policy with respect to maintaining the SIP IV REIT’s qualification as a REIT;
•
joint venture agreements often restrict the transfer of a member’s or joint venture’s interest or may otherwise restrict our ability to sell our interest when we would like to or on advantageous terms;
•
disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent the members of the Sponsor’s management team from focusing their time and effort on our business and subject the properties owned by the applicable joint venture to additional risk; and
•
we may in certain circumstances be liable for the actions of our joint venture partners.

The occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our Limited Partners, and the value of the Units.

Ground Lease Risk. We may acquire buildings and improvements and lease the land underlying the improvements under long-term ground leases. We could lose our interest in the properties if the ground leases are breached by us, terminated or lapse. As we get closer to the lease termination dates, the values of the properties could decrease without an extension in place. In addition, ground leases may have payments subject to annual escalations and/or periodic fair market value adjustments which could adversely affect our financial condition or results of operations.

Climate Change Risk. We are exposed to potential physical risks from possible future changes in climate. We may acquire properties in coastal markets such as South Florida or target coastal markets for future growth. Coastal market properties may be exposed to rare catastrophic weather events, such as severe storms (including, without limitation, convective storms), drought, earthquakes, floods, wildfires or other extreme weather events. If the frequency of extreme weather events increases, our exposure to these events could increase and could impact our tenants' operations and their ability to pay rent. We carry comprehensive insurance coverage to mitigate our casualty risk, in amounts and of a kind that we believe are appropriate for the markets where each of our properties and their business operations are located given climate change risk.

Supply Chain Risks; Stricter Efficiency Standards or Greenhouse Gas Regulations. Compliance with new laws or regulations relating to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or result in increased operating costs that we may not be able to effectively pass on to our tenants. Any such laws or regulations could also impose substantial costs on our tenants, thereby impacting the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties. We cannot give any assurance that other such conditions do not exist or may not arise in the future. The potential impacts of future climate change on our real estate properties could adversely affect our ability to lease, develop or sell such properties or to borrow using such properties as collateral.

Litigation. We may become subject to litigation, including claims relating to our operations, offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Resolution of these types of matters could adversely impact our financial condition, results of operations and cash flow. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, and/or expose us to increased risks that would be uninsured.

Deficiencies in Disclosure Controls and Procedures or Internal Control over Financial Reporting. The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur could result in misstatements of our results of operations, restatements of our financial statements, a decline in the price/value of our securities, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

Risk Factors Related to the DST Program

No Prior Experience. Sealy as the sponsor of the DST Program has no prior experience sponsoring and syndicating DST programs.There can be no assurance that the Partnership’s DST Program will be successful. For further detail regarding the DST Program, see "Item 1. Business – DST Program."

Structure and Conflicts of Interest. The Partnership and each DST will be sponsored, managed, or otherwise controlled by affiliates of the General Partner. Conflicts of interest will exist with respect to (i) the allocation by the General Partner and its affiliates of investment opportunities among the Partnership, any other funds affiliated with the General Partner, and the DSTs, in part due to differences in fee structures, (ii) the timing and terms of asset contributions from the Partnership to the DSTs, and (iii) the determination of economic terms between the Partnership and the DSTs with respect to the period of time between the Partnership’s acquisition of a property and the DST’s full subscription by investors (the “bridge period”) and the amount of any fees for facilitating the acquisition and contribution of the DST Property to the DST. The General Partner will have broad discretion in structuring and implementing such transactions, and decisions made in its discretion may reduce the Partnership’s returns on its investments and ability to pay distributions.

Bridge Period Income and Valuation Risk. The Partnership expects to receive its pro rata share of net cashflow from each DST Property during the interim “bridge period” (the time between the Partnership’s acquisition of the property and the DST’s full subscription by investors) as well as fees for facilitating the acquisition and contribution of the DST Property to the DST. There is no assurance that such income or fees will be realized as projected. Market or interest-rate changes, delayed or reduced subscriptions for DST interests by investors, or adverse property performance may extend the bridge period or reduce expected yields, resulting in lower Partnership returns.

Dependence on DST Capital Raise and Market Demand. The Partnership’s exit and capital recycling strategy relies upon successful syndication of DST Interests to investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. Market volatility, reduced Section 1031 exchange activity, sponsor reputation, or changes in tax law could materially impair demand for DST investments, delaying or preventing the full subscription of one or more DSTs. Extended holding periods could adversely affect liquidity, realized internal rate of return, and the Partnership’s ability to redeploy capital into new acquisitions.

Tax Implications. If all of the interests in a DST are not sold, the Partnership, through its TRS, will retain the unsold interests in the DST. Because the TRS is a taxable entity, the returns from the Partnership’s interests in the DST may be less than if the Partnership held a direct investment in the underlying property.

Tax and Regulatory Considerations. Because the Partnership and the DSTs are managed by entities affiliated with each other, any material failure to comply with tax or securities law requirements applicable to the DST Program could indirectly affect the Partnership. For example, a DST determined not to qualify for Section 1031 treatment could impair investor confidence and hinder future DST capital raises. Further, FINRA and SEC scrutiny of related-party broker-dealer or distribution activities could increase compliance costs or delay offerings, all of which could have a material adverse effect on the Partnership’s business and results of operations. In addition, DST investors who acquire DST Interests may be seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As indirect majority owner of the Operating Partnership, the Partnership may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event a DST investor fails to qualify for any desired tax benefits.

DST Governance. In connection with the DST Program, the Partnership may own beneficial interests in DSTs owning real property that are subject to the terms of the agreements governing the DST Program. The DST Program agreements limit the Partnership’s ability to encumber, lease or dispose of its DST Interests. Similarly, the DST agreements could strictly limit the DST’s ability to actively manage the underlying real estate asset. Such agreements could affect the Partnership’s ability to turn its DST Interests into cash and could affect cash available for distributions to Limited Partners. The DST Program agreements also could impair the Partnership’s ability to take actions that would otherwise be in the best interests of the Limited Partners and, therefore, may have an adverse effect on the Partnership’s results of operations, relative to if the DST Program agreements did not exist.

Incentive Misalignment. DSTs are finite-life investments. At the end of the DST’s holding period, many DST investors will seek to contribute their DST Interests to another entity in a tax-deferred transaction under Section 721 of the Code. The Sponsor may facilitate such transactions with third parties of Sponsor-affiliated entities. To the extent that Sponsor-affiliated entities become acquirors of DST Interests, the Sponsor may be incentivized to allocate properties to the DST Program instead of allocating them directly to the Partnership.

Regulatory Liability. The offering of interests in the DST will rely on an exemption from registration under the Securities Act. The Partnership, as the initial owner of the DST, could be subject to regulatory enforcement or civil liability as a result of its participation in the offering of securities.

Investor Qualification Liability. The interests in the DST may serve as replacement property for DST investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. The Partnership, as the initial owner of the DST, may become subject to civil liability in the event a DST investor fails to qualify for the tax benefits of a like-kind exchange.

Market and Interest Rate Risk; Illiquidity and Timing of Capital Recycling. The Partnership’s strategy assumes that capital will be recycled upon sale of DST Interests and the resulting repayment of the Partnership’s contribution to the DST. The Partnership’s DST bridge period model exposes the Partnership to short-term market and interest rate fluctuations. Rising interest rates may reduce investor demand for leveraged DST offerings, increase property-level financing costs, or reduce exit valuations. Similarly, declining cap rates or tenant instability during the bridge period may result in lower demand for DST Interests. If DST subscriptions are delayed or if market demand weakens, the Partnership’s capital in the DST may remain illiquid for extended periods. Limited Partners should not expect near-term liquidity and should be prepared to hold their investment until the end of the Partnership’s stated term.

Federal Income Tax Risks

There are tax risks involved with investing in the Units. The tax consequences are complex and will not be the same for all Limited Partners. The following is a discussion of some of the more significant tax risks associated with investing in the Units, but it is not exhaustive.

Taxable Income Without Cash Distributions. Limited Partners will be required to report their allocable share of our taxable income on their individual income tax return regardless of whether they have received any cash distributions from us. It is possible that the Limited Partners’ Units will be allocated taxable income in excess of their cash distributions, thereby producing “phantom income.” We cannot assure Limited Partners that cash flow will be available for distribution in any year. As a result, Limited Partners may have to use funds from other sources to pay their tax liability. The likelihood of phantom income for a Limited Partner is increased in any tax year in which a property that was contributed in part or in full by such Limited Partner to us is sold. To the extent there was built-in gain with respect to such property at the time of contribution to us, such contributing Limited Partner could be allocated taxable gain in excess of the economic profit allocated to such Limited Partner from such sale. In addition, the timing of the allocation to a Limited Partner of taxable gain in respect of any built-in gain on contributed property will depend upon the date on which such contributed property is sold, which is unpredictable.

Unrelated Business Taxable Income. It is anticipated that our operations will generate unrelated business taxable income, or UBTI (generally subject to tax at corporate rates), for tax-exempt investors. Although we expect to continue to conduct a substantial portion of our operations in the Operating Partnership, owned substantially by the SIP IV REIT, which would effectively block UBTI for investors subject to the limitations discussed in the following paragraph, some operations may not be conducted through the Operating Partnership and therefore would generate UBTI. The General Partner is not required to structure our operations to reduce or eliminate UBTI for any tax-exempt investors. In addition, the General Partner is not required to attempt to minimize unrelated debt-financed income associated with the use of leverage (which is treated as UBTI under the Code). Thus, tax-exempt investors that invest in us should be aware that a significant portion of our income and gain may be treated as UBTI and thus may cause the tax-exempt investors to be subject to U.S. federal income tax (and possibly state and local income tax) with respect to their share of such income and gain.

With respect to our ownership of the SIP IV REIT, neither ordinary nor capital gain distributions nor gain from the sale of the shares of the SIP IV REIT should generally constitute UBTI to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•
part of the income and gain recognized by certain qualified employee pension trusts may be treated as UBTI if the shares of the SIP IV REIT are predominantly held by qualified employee pension trusts; the SIP IV REIT is required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, but we are not otherwise required to operate in a manner to avoid treatment of such income or gain as UBTI;
•
part of the income and gain recognized by a tax-exempt investor in us with respect to the shares of the SIP IV REIT would constitute UBTI if such investor incurs debt in order to acquire its Units;
•
part or all of the income or gain recognized with respect to the shares of the SIP IV REIT by Limited Partners that are social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans, which are exempt from federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Code, may be treated as UBTI; and
•
part or all of the income and gain recognized by a tax-exempt investor in us with respect to the shares of the SIP IV REIT would constitute UBTI if the SIP IV REIT directly or indirectly acquires a residual interest in certain mortgage loan securitization structures (i.e., a “taxable mortgage pool” or a residual interest in a REMIC).

Avoiding Publicly Traded Partnership Status. No transfer of Units may be made if it would result in us being treated as a publicly traded partnership ("PTP") under the Code. The General Partner may, without the consent of any Limited Partner, amend the Partnership Agreement in order to improve, upon advice of counsel, our position in avoiding publicly traded partnership status for us (and the General Partner may impose time-delay and other restrictions on recognizing transfers as necessary to do so). If we inadvertently became a publicly traded partnership under the Code, we would be subject to corporate level taxation, resulting in double taxation of our income, unless at least 90% of our income is “qualifying income” as defined in the Code. Qualifying income for purposes of the PTP rules generally includes passive income, such as specified types of real property rents, dividends and interest.

Effectively Connected Income. It is anticipated that we will be deemed to be engaged in a U.S. trade or business for U.S. federal income tax purposes to the extent we operate other than through the SIP IV REIT, except as noted below. As a result, our income may be treated as effectively connected with such trade or business for such purposes, and a foreign investor holding a direct interest in us will be subject to federal income tax each year on its distributive share of our taxable income that is deemed to be “effectively connected” with a U.S. trade or business and will be required to file a U.S. federal income tax return, as if such investor were a U.S. citizen or resident. A foreign individual who directly invests (without the use of a “blocker” entity) in us would also (i) be subject to U.S. (and potentially state) estate tax with respect to the value of his or her Units and (ii) have to file state tax returns in states in which we and our subsidiaries do business. In addition, regardless of whether our activities constitute a trade or business, under provisions added to the Code by the Foreign Investment in Real Property Tax Act of 1980, gain derived by us from the disposition of U.S. real property interests (including interests in certain entities owning U.S. real property interests) is generally treated as effectively connected income. This generally includes capital gains dividends from a REIT. Thus, foreign investors that invest in us should be aware that a significant portion of our income and gain from U.S. investments may be treated as effectively connected income and thus may cause the foreign investors to be subject to U.S. federal income tax (and possibly state and local income tax) with respect to their share of such income and gain. We have no obligation to minimize effectively connected income.

Allocations of Profit and Loss. The Internal Revenue Service (the "IRS") may successfully challenge the allocations in the Partnership Agreement and reallocate items of income, gain, loss, deduction and credit in a manner that reduces anticipated tax benefits. The tax rules applicable to allocation of items of taxable income and loss are complex. The ultimate determination of whether allocations adopted by us will be respected by the IRS will depend upon facts that will occur in the future and that cannot be predicted with certainty or completely controlled by us. If the allocations of our uses are not respected, Limited Partners could be required to report greater taxable income or less taxable loss with respect to an investment in us and, as a result, pay more tax and associated interest and penalties. Limited Partners might also be required to incur the costs of amending their individual income tax returns.

REIT Qualification of the SIP IV REIT. We caused the SIP IV REIT to elect to be taxed as a REIT under the Code beginning with the taxable year ended December 31, 2022. For the SIP IV REIT to continue to qualify as a REIT, it must meet various requirements set forth in the Code concerning, among other things, the ownership of its outstanding stock, the nature of its assets, the sources of its income, and the amount of its distributions to its shareholders (generally us). The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that the SIP IV REIT will continue to be successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause the General Partner to (a) determine that it is not in our best interest to (i) own an interest in a REIT, or (ii) have the SIP IV REIT maintain its qualification as a REIT, or (b) cause the SIP IV REIT to revoke its REIT election, which it may do without the approval of the Limited Partners.

If the SIP IV REIT fails to qualify as a REIT for any taxable year, it will be subject to federal income tax on its taxable income at corporate rates. In addition, the SIP IV REIT would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing its REIT status. Losing its REIT status would reduce the SIP IV REIT’s net earnings available for investment or distribution to us because of the additional tax liability. In addition, the SIP IV REIT’s distributions would no longer qualify for the dividends paid deduction, and it would no longer be required to pay dividends. If this occurs, the SIP IV REIT might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

As a result of all these factors, the SIP IV REIT’s failure to qualify as a REIT could impair our ability to expand our business and raise capital, and would substantially reduce the cash available to pay distributions to the Limited Partners.

REIT Requirements May Limit Profit Maximization. For the SIP IV REIT to continue to qualify as a REIT, the SIP IV REIT must ensure that it meets the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of its assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of the SIP IV REIT’s investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of the SIP IV REIT’s assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (or 20% prior to January 1, 2026) of the value of its total securities can be represented by securities of one or more TRSs. If the SIP IV REIT fails to comply with these requirements at the end of any calendar quarter, it must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, the SIP IV REIT may be required to liquidate assets from its (and correspondingly, our) portfolio or not make otherwise attractive investments in order to maintain its qualification as a REIT. These actions could have the effect of reducing the income and amounts available for distribution to us and correspondingly, to Limited Partners.

Annual REIT Distribution Requirements. In order to qualify as a REIT, the SIP IV REIT must distribute annually to its shareholders (including us) at least 90% of its REIT taxable income, determined without regard to the deduction for distributions paid and excluding any net capital gain. To the extent that the SIP IV REIT does not distribute all of its net capital gains or distribute at least 90%, but less than 100% of its REIT taxable income, as adjusted, it will have to pay tax on those amounts at regular federal corporate tax rates. The SIP IV REIT will be subject to U.S. federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. These requirements could cause the SIP IV REIT to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we or the SIP IV REIT might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although the SIP IV REIT intends to continue to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on its earnings while it qualifies as a REIT, it is possible that the SIP IV REIT might not always be able to do so.

Preferential Dividends. As stated above, in order to qualify as a REIT, the SIP IV REIT must distribute as dividends to its shareholders at least 90% of its annual REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. Historically, in order for dividends to be counted as satisfying the annual distribution requirements for REITs, and to provide a REIT with a REIT-level tax deduction, the dividends could not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares within a particular class and in accordance with the preferences among different classes of shares as set forth in a REIT’s organizational documents. On December 18, 2015, Congress passed the Protecting Americans from Tax Hikes Act of 2015, which is commonly referred to as the “PATH Act.” The PATH Act repealed the set of rules prohibiting preferential dividends, but only with respect to REITs that file annual and periodic reports with the SEC under the Exchange Act.

Although the Company is a public reporting company under the Exchange Act, the SIP IV REIT remains a private REIT and it is unclear under these circumstances whether the SIP IV REIT will be exempt from the preferential dividend rules. The SIP IV REIT intends to make dividends pro rata by class and in accordance with the preferences among its different classes. Nevertheless, if the IRS were to take the position that the SIP IV REIT paid a preferential dividend, the entire amount of such dividend would be ineligible for consideration in determining if the SIP IV REIT met the 90% distribution test, and its status as a REIT could be terminated for the year in which such determination is made and for a period of four years thereafter, if the SIP IV REIT were unable to cure such failure.

Preferred Shareholder Rights. In order to qualify as a REIT, 100 or more persons must beneficially own the SIP IV REIT’s shares during at least 335 days of a taxable year of twelve months or during a proportionate part of a shorter taxable year, other than the SIP IV REIT’s first REIT taxable year. Accordingly, the SIP IV REIT has issued preferred shares to its Preferred Members (as defined in the SIP IV REIT operating agreement), which rank senior to the common shares held by us with respect to dividends and payments upon liquidation. Generally, unless full cumulative dividends on shares of any preferred shares for all past dividend periods have been declared and paid (or set apart for payment), the SIP IV REIT would not be able to declare or pay dividends with respect to any of its common shares for any period. Upon liquidation, dissolution or winding up of the SIP IV REIT, the Preferred Members may be entitled to receive a liquidation preference of the stated value, plus all accrued but unpaid dividends, prior and in preference to any distribution to the Common Members (including us) or any other class of the SIP IV REIT’s equity securities.

Taxable REIT Subsidiaries. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Accordingly, the SIP IV REIT may use TRSs generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that it cannot conduct directly as a REIT. To comply with REIT qualifications, however, the value of our aggregate ownership of TRS securities may not exceed 25% (and prior to January 1, 2026, 20%) of the gross fair market value of all of our assets. Any TRS would be subject to U.S. federal, state and local income tax on its taxable income, and as a consequence, distributions available to us (and from us to Limited Partners) related to operations conducted at the TRS entities will be reduced. Further, the SIP IV REIT would incur a 100% excise tax on transactions with any TRS that are not conducted on an arm’s-length basis. While we intend that all transactions between the SIP IV REIT and any TRS would be conducted on an arm’s-length basis, and therefore, any amounts paid by any TRS to the SIP IV REIT would not be subject to the excise tax, no assurance can be given that no excise tax would arise from such transactions.

Prohibited Transactions Tax. For so long as the SIP IV REIT qualifies as a REIT, its ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of its REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while the SIP IV REIT qualifies as a REIT, it will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that it owns, directly or indirectly through any subsidiary entity, but generally excluding TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax (the “Safe Harbor”). In general, under the Safe Harbor, a sale of property will not be treated as a sale of dealer property subject to the 100% tax if: (a) the REIT held the property for not less than two years, (b) the aggregate expenditures made by the REIT during the two years preceding the date of sale that are includable in the basis of the property do not exceed 30% of the net selling price, (c) in the case of land or improvements, the REIT has held the property for not less than two years for production of rental income, and (d) one of the following is true: (1) during the taxable year the REIT does not make more than seven sales of property, (2) the aggregate adjusted bases of properties sold during the year does not exceed 10% of the aggregate bases of all of the properties of the REIT at the beginning of the year, (3) the fair market value of properties sold during the year does not exceed 10% of the fair market value of all of the properties of the REIT at the beginning of the year, (4) the aggregate adjusted bases of properties sold during the year does not exceed 20% of the aggregate bases of all of the properties of the REIT at the beginning of the year, provided that the “3-year average adjusted bases percentage” for the taxable year does not exceed

10%, or (5) the fair market value of properties sold during the year does not exceed 20% of the fair market value of all of the properties of the REIT at the beginning of the year, provided that the “3-year average fair market value percentage” for the taxable year does not exceed 10%. Any losses the SIP IV REIT incurs on such prohibited transactions may not be used to offset gains from prohibited transactions. Any taxes the SIP IV REIT pays would reduce its cash available for distribution to us (and from us to Limited Partners). Any concern regarding paying prohibited transactions tax may cause us to forgo disposition opportunities that would otherwise be available if the investment were not held through the SIP IV REIT.

Taxation of REIT Distributions. Distributions that the SIP IV REIT makes to its taxable shareholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of the SIP IV REIT’s distributions may (1) be designated as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by the SIP IV REIT’s shareholders, (2) be designated by the SIP IV REIT as qualified dividend income generally to the extent they are attributable to dividends the SIP IV REIT receives from any TRSs it may own, or (3) constitute a return of capital generally to the extent that they exceed the SIP IV REIT’s accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable but has the effect of reducing the basis of a shareholder’s investment in the SIP IV REIT’s shares.

Tax Rate on Dividends. Dividends paid by REITs to U.S. shareholders that are individuals, trusts, or estates are generally not eligible for the reduced tax rate applicable to qualified dividends received from non-REIT corporations. Non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs, such tax rate is still higher than the tax rate applicable to regular corporate qualified dividends. Investors should consult with their tax advisers about the U.S. tax consequences of an investment in our Units.

Limitation on Use of Losses. The Units will be allocated their pro-rata share of our tax losses. Section 469 of the Code limits deductions for losses attributable to passive activities, which are defined generally as activities in which the taxpayer does not materially participate. Losses of a REIT cannot pass through to us or our Limited Partners. As a consequence, any net losses realized by the SIP IV REIT will only be available to offset future income of the SIP IV REIT. To the extent we do recognize net losses, any of our tax losses allocated to investors will be characterized as passive losses, and accordingly, the deductibility of such losses will be subject to Section 469 limitations. Losses from passive activities are generally deductible only to the extent of a taxpayer’s income or gains from passive activities and will not be allowed as an offset against other income, including salary or other compensation for personal services, active business income or “portfolio income,” which includes non-business income derived from dividends, interest, royalties, annuities and gains from the sale of property held for investment. Accordingly, Limited Partners may receive no current benefit from their share of our tax losses unless they are currently allocated passive income from other sources.

Possible Audits. If the IRS makes audit adjustments to the federal income tax returns of a partnership, the IRS may assess and collect any taxes (including any applicable penalties and interest) resulting from the audit adjustment directly from the partnership, regardless of changes in the composition of the partners (or their relative ownership of the partnership) between the year under audit (the “Reviewed Year”) and the year of the adjustment. The partnership audit rules include an elective alternate method pursuant to which we may make an election to require each person who was a Limited Partner of ours during a Reviewed Year to personally bear any tax, interest, and penalty resulting from audit adjustments, regardless of whether such person is no longer a Limited Partner of ours. Furthermore, if we are unable (or otherwise fail) to make this election and become subject to an entity-level tax, the Partnership Agreement provides that each Limited Partner agrees to bear its proportionate share of the liability if such person was a Limited Partner during the Reviewed Year, even if such person is no longer a Limited Partner of ours at the time the entity-level tax is levied. Accordingly, if a Limited Partner transfers its Units, the Limited Partner may still be obliged to pay any income taxes arising from the period during which the Limited Partner held its Units. Prospective Limited Partners should discuss with their own tax advisors the possible effect of the new partnership audit rules on them.

State and Local Taxes. The state in which a Limited Partner resides may impose an income tax upon such Limited Partner’s share of our taxable income. Many states have also implemented or are implementing programs to require partnerships to withhold and pay state income taxes owed by non-resident partners relating to income-producing properties located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable to Limited Partners. Limited Partners also may be required to file income tax returns in some states and report their share of income attributable to ownership and operation by us of properties in those states. In the event we are required to withhold state taxes from Limited Partners’ cash distributions, the amount of the net cash from operations otherwise payable to Limited Partners would be reduced. In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses that would have the effect of reducing cash available for distribution to Limited Partners. Limited Partners are urged to consult with their own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements on an investment in the Units.

Tax Risks to Participants in the Distribution Reinvestment Plan. If a Limited Partner elects to participate in the DRIP, the Limited Partner will be treated for U.S. federal income tax purposes as if the Limited Partner (i) received a distribution equal to the amount of any cash distribution payable on the Units, and then (ii) purchased additional Units with such distribution, net of any applicable withholding tax. As a result, the Limited Partner’s adjusted tax basis in the Limited Partner’s Units will be reduced by the full amount of the deemed cash distribution and then increased by the amount reinvested in additional Units pursuant to the DRIP. The deemed cash distribution described above will be treated for U.S. federal income tax purposes in the same manner as an actual cash distribution. In addition, a Limited Partner will be treated for U.S. federal income tax purposes as having received an additional distribution to the extent the Units are purchased at a discount to fair market value, if any. By participating in the DRIP, a Limited Partner’s tax liability might exceed actual cash distributions made to and retained by the Limited Partner. In such case, the Limited Partner might have to satisfy any resulting tax liability from such Limited Partner’s own funds. Limited Partners are urged to consult with their own tax advisors regarding the tax implications of participating in the DRIP.

Legislative and Other Regulatory Action. On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017, most of which were set to expire after December 31, 2025. As a result of such extensions, individuals and other non-corporate taxpayers will continue to be entitled to a 20% deduction for certain "qualified REIT dividends" for taxable years after 2025, subject to certain requirements, and the maximum U.S. federal income tax rate on ordinary income for individuals and other non-corporate taxpayers will continue to be 37% after 2025 (before application of the 3.8% Medicare tax on "net investment income"). In addition, the OBBBA also increased the percentage limit under the REIT asset test applicable to securities of one or more taxable REIT subsidiaries from 20% to 25% for 2026 and subsequent taxable years. You are urged to consult with your own tax advisor to determine the effects of the OBBBA and the ownership and disposition of Units on your individual tax situation, including any state, local, or non-U.S. tax consequences.

We may pay some taxes. Even if the SIP IV REIT continues to qualify as a REIT under the Code, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property, and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to our Limited Partners. In addition, from time-to-time changes in state and local tax laws or regulations are enacted, which may result in tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and amount of such increase. These actions could adversely affect our financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Cybersecurity risk management policies and processes are integrated into the Company's risk management program. The policies and procedures include identity and access management, employee training on cybersecurity matters and device management. Additionally, the Company has information technology general controls in place in support of internal control over financial reporting. The controls are tested by the Company's internal auditors and control deficiencies, if any, are reported to senior management.

As of March 12, 2026, the Company has not identified breaches from any cybersecurity threats that have materially affected or are reasonably likely to affect operations, business strategy or financial condition. For additional information regarding our cybersecurity risks, see "Item 1A. Risk Factors – Risks Related to Our Business – Cybersecurity Risks."

Governance

Oversight by Sponsor Executives

The members of our Sponsor’s management team who perform policy-making functions for us (collectively, the “Sponsor Executives”) oversee management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. The Sponsor Executives are acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Sponsor Executives are committed to effective governance in managing risks associated with cybersecurity in order to uphold operational integrity and stakeholder confidence.

Management’s Role in Assessing and Managing Cybersecurity Risk

Sealy’s Director of Information Technology leads our information security team, which is responsible for developing and executing our enterprise-wide cybersecurity strategy. With over 100 years of experience in information technology, security strategy, program management, and internal controls, our information security team brings extensive expertise in evaluating, implementing, and overseeing security initiatives that protect our organization from cyber threats.

The information security team’s background includes information technology governance, risk management & compliance, security controls, and enterprise application security, ensuring our systems align with best practices and regulatory standards. They oversee security reviews, change management processes, and system integrity for critical applications, such as enterprise resource planning (“ERP”) and enterprise software solutions. Additionally, they have played a key role in architecting and managing secure operational workflow, leading ERP implementations, and ensuring compliance with internal controls over financial reporting, pursuant to Section 302 of the Sarbanes-Oxley Act, and audit requirements.

Under their leadership, the information security team continuously strengthens our enterprise security posture, mitigating cyber risks while enhancing system resilience to minimize business disruptions. Recognizing that cybersecurity is a shared responsibility, they foster a corporate culture of security awareness and accountability, ensuring that employees beyond the security team remain vigilant against evolving cyber threats.

The Director of Information Technology notifies the Sponsor Executives of our cybersecurity and information security posture as appropriate and the Sponsor Executives are apprised of cybersecurity incidents deemed to have any relevant business impact. The Sponsor Executives and the Director of Information Technology maintain an open dialogue regarding emerging or potential cybersecurity risks. The Director of Information Technology keeps the Sponsor Executives apprised of updates on any significant developments in the cybersecurity domain, ensuring the Sponsor Executives’ oversight is both proactive and responsive.

The Director of Information Technology is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The Director of Information Technology oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the information security team is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Item 2. Properties.

General

As of December 31, 2025, we owned 22 industrial properties consisting of an aggregate of approximately 5.4 million square feet of GLA in eight states. Our properties are generally located in business parks that have convenient access to transportation infrastructure. The average age of our properties was 6.4 years and the average annual cash base rent per square foot was $5.95 as of December 31, 2025. Our properties had an occupancy rate of 100% at December 31, 2025 with an average tenant size of 149,000 square feet.

Below is a breakdown of our wholly-owned portfolio by market as of December 31, 2025:

Market	State	# of Properties	GLA ('000s)	% of Total Portfolio	Occupancy
Cleveland	OH	1	310	5.8%	100%
Des Moines	IA	1	266	5.0%	100%
Dallas	TX	1	413	7.7%	100%
El Paso	TX	1	222	4.1%	100%
Houston	TX	2	845	15.7%	100%
Indianapolis	IN	2	482	9.0%	100%
Kansas City	KS, MO	3	1,215	22.7%	100%
Memphis	MS	3	1,056	19.7%	100%
Oklahoma City	OK	1	27	0.5%	100%
St. Louis	MO	1	244	4.5%	100%
Tulsa	OK	6	283	5.3%	100%
Total		22	5,363	100.0%	100%

All properties in our portfolio were in service as of December 31, 2025 and our portfolio composition was as follows:

Wholly-Owned Real Estate Assets
Value of real estate assets ('000s) (1)	$489,916
Occupancy rate (2)	100%
Leased rate (2)	100%
# Properties	22
Avg. age of properties (years)	6.4
# Tenants	36
Avg. tenant size ('000s) (sf)	149
Avg. weighted remaining lease term (years) (3)	4.4
GLA ('000s)	5,363
# of States	8
(1)
Represents book value of tangible and intangible real estate assets recognized in accordance with GAAP, before depreciation and amortization.
(2)
Occupancy rate reflects the square footage of leases commenced as of December 31, 2025. Leased rate includes occupied square footage plus square footage under leases that had not commenced as of December 31, 2025.
(3)
The weighted average remaining lease term is weighted by annualized base rent of each lease.

Our portfolio is diversified by geographic markets, tenant sizes/industries, and lease terms. The properties typically are subject to triple-net or double-net leases, which means the tenant is obligated to pay for most of the expenses of operating and maintaining the property and property taxes. Leases typically range from three to ten years. The following table shows the lease expirations of our portfolio during each of the next five years and thereafter, assuming no exercise of renewal options, as of December 31, 2025:

Year of Lease Expiration	# of Expiring Leases	GLA ('000s)	Annualized Base Rent ('000s)	% of Total Annualized Base Rent
2026	2 (1)	149	$796	2.5%
2027	6	838	$5,350	16.8%
2028	5	888	$5,338	16.7%
2029	7	1,889	$9,302	29.2%
2030	5	208	$1,590	5.0%
Thereafter	11	1,391	$9,510	29.8%
Total	36	5,363	$31,886	100.0%
(1)
Includes one lease that was originally scheduled to terminate on August 31, 2026 but was early-terminated pursuant to a termination agreement entered into between the Company and the tenant effective on December 31, 2025. The Company recorded an early lease termination fee of approximately $717,000 in the consolidated financial statements accompanying this Annual Report on Form 10-K.

Property Acquisitions in 2025

During the year ended December 31, 2025, we acquired six industrial properties for an aggregate purchase price of approximately $171.3 million, excluding transaction costs, as further described below:

•
On March 21, 2025, we acquired a 575,000-square-foot industrial property in Edgerton, Kansas for $39.5 million, excluding transaction costs;
•
On March 24, 2025, we acquired a 182,000-square-foot industrial property in Westfield, Indiana for $18.5 million, excluding transaction costs;
•
On April 25, 2025, we acquired a 222,000-square-foot industrial property in El Paso, Texas for $16.2 million, excluding transaction costs;
•
On June 30, 2025, we acquired a 244,000-square-foot industrial property in St. Louis, Missouri, for $25.5 million, excluding transaction costs;
•
On September 25, 2025, we acquired a 413,000-square-foot industrial property in Dallas, Texas for $38.2 million, excluding transaction costs; and
•
On December 10, 2025, we acquired a 303,000-square-foot industrial property in Anderson, Indiana for $33.4 million, excluding transaction costs.

Market	State	# of Properties	GLA ('000s)	Property Type	Occupancy at 12/31/2025
Kansas City	KS	1	575	Industrial-Distribution	100%
Indianapolis	IN	1	182	Industrial-Distribution	100%
El Paso	TX	1	222	Industrial-Distribution	100%
St. Louis	MO	1	244	Industrial-Distribution	100%
Dallas	TX	1	413	Industrial-Distribution	100%
Indianapolis	IN	1	303	Industrial-Distribution	100%
Total		6	1,939

Property Dispositions in 2025

On June 20, 2025, we completed a disposition of a 56,000 square-foot industrial property in Sulphur, Louisiana, in an off-market transaction for approximately $8.3 million, realizing approximately $1.2 million of gain on sale. This property was acquired in August 2022.

Tenants and Lease Information

As of December 31, 2025, we had 36 tenants who engage in a wide variety of businesses, including e-commerce, logistics and distribution, healthcare technology, consumer and other manufactured products, retail and consumer services, and others.

The following table describes our largest tenants by square footage (over 5% of total portfolio GLA):

Market	State	Tenant Industry	GLA ('000s)	% of Portfolio
Kansas City	KS	General Warehousing and Storage	575	10.7%
Kansas City	KS	Polish and Other Sanitation Goods Manufacturing	570	10.6%
Houston	TX	Air-Conditioning and Warm Air Heating Equipment and Commercial and Industrial Refrigeration Equipment Manufacturing	501	9.3%
Dallas	TX	Computer Systems Design and Related Services	413	7.7%
Memphis	MS	Process, Physical Distribution, and Logistics Consulting Services	348	6.5%
Houston	TX	Fitness and Recreational Sports Centers	344	6.4%
Indianapolis	IN	Research and Development in the Physical, Engineering, and Life Sciences (except Nanotechnology and Biotechnology)	300	5.6%
Des Moines	IA	Freight Transportation Arrangement	266	5.0%
		Total	3,317	61.8%

The majority of our leases provide for fixed periodic rent increases. Industrial tenants typically have triple-net or double-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, insurance, property taxes and utilities.

During the twelve months ended December 31, 2025, our weighted average tenant retention rate was 100% and the cash rent rate increase was 11.5%.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Holders

As of February 28, 2026, the Partnership had 4,014,246 Units outstanding, held by a total of 2,784 holders. The outstanding Units consisted of (a) 2,576,006 Class A Units outstanding; (b) 125,154 Class I Units outstanding; and (c) 1,313,086 Class R Units. Additionally, 27,147 OP Units were outstanding, held by the General Partner and SCI II.

Market Information

There is no established trading market for our Units, and we do not expect a public market to develop. We are not registering any Units for sale under the Securities Act. No Units have been or are currently expected to be publicly offered by us.

Distributions

We have made, and intend to continue to make, distributions as determined by the General Partner in its sole discretion. It is the General Partner’s intent (but not an obligation) to make regular quarterly distributions to Limited Partners. Distributable cash for any distribution period is initially apportioned among the Limited Partners pro rata in accordance with their respective Units, provided, however, that for any distribution period during which a Limited Partner acquires Units, such Limited Partner is apportioned distributable cash for such distribution period based on the number of days such Units were owned by such Limited Partner during such period. Cash flows from operating activities fully covered distributions made during 2025 and 2024.

The amount of distributable cash that is apportioned to the General Partner (in its capacity as a holder of Units) for any period is distributed to the General Partner without reference to the preferred return and subordinated participation interest described below. The amount of distributable cash that is apportioned to SCI II (in its capacity as a holder of Units) for any period is distributed to SCI II without reference to the preferred return and subordinated participation interest described below.

Distributable cash apportioned to each holder of Units (other than the General Partner and SCI II) is distributed in the following order of priority:

(a)
first, to such Limited Partner to pay a 6% annual cumulative, non-compounded preferred return on such Limited Partner’s Unreturned Invested Capital;
(b)
second, to such Limited Partner until such Limited Partner’s Unreturned Invested Capital has been returned; and
(c)
the balance as follows: (i) 20% to Sealy Investor (its Subordinated Participation Interest); and (ii) 80% to such Limited Partner.

Notwithstanding the foregoing, the General Partner has the right to cause us to defer distributions of distributable cash to the General Partner and its affiliates (including without limitation, SCI II and Sealy Investor) to a future date (such date to be determined in the sole discretion of the General Partner) so as to allow us to make additional distributions of distributable cash to Limited Partners that are not affiliates of the General Partner. Deferred distribution payments shall not accrue interest.

Holders of Units are eligible to participate in our DRIP. Participants in the DRIP will have cash distributions payable on their Units reinvested in additional Units of the same class held by such participant. See “Distribution Reinvestment Plan” below.

Prior to a dissolution event, and subject to our obligation to satisfy outstanding redemption requests (see “Redemption of Units” below), the General Partner will have the right, in its sole discretion, to reinvest in us (for future property acquisitions, development and other purposes) all proceeds derived from capital events involving portfolio properties, and any such proceeds that the General Partner decides to reinvest will not be included in distributable cash. The General Partner also has the right to determine the terms and conditions of any additional units (see “Item 1A. Risk Factors – Risks Related to Our Business – Ability to Issue Units with Senior Economic or Voting Rights”).

The table below summarizes distributions declared by us in 2024 and 2025 in accordance with the distribution policy described above. Distributions are generally paid to holders of Units as of the respective record date within two to three weeks after the record date:

Record Date	$ per Unit (1)	Aggregate Distribution ('000s)
3/31/2024	$1.01	$2,562
6/30/2024	$1.01	$2,873
9/30/2024	$1.02	$3,215
12/31/2024	$1.02	$3,502
3/31/2025	$1.00	$3,682
6/30/2025	$1.01	$3,949
9/30/2025	$1.02	$4,213
12/31/2025	$1.02	$4,091

(1) Distribution rate is determined on an annual basis and prorated quarterly based on the number of days in each quarter. The annualized distribution rate was $4.05 for both the years ended December 31, 2025 and 2024.

The distribution per Unit for prior periods is not a guarantee or projection of future returns, and the General Partner may in the future declare lower distributions or no distributions at all for any given period.

Distribution Reinvestment Plan

Under the DRIP, certain Limited Partners are able to elect to have their cash distributions attributable to the class of Units owned automatically reinvested in additional Units of the same class. Holders of Units that participate in the distribution reinvestment plan will have all distributions paid by us with respect to such Units immediately reinvested in Units on the business day such distribution would have been paid to such Limited Partner in cash.

The per-Unit purchase price for Units purchased pursuant to the DRIP equals the then-applicable offering price of the respective class of Unit less any Direct Selling Costs applicable to such class of Units. If we are not conducting an offering of Units, the per-Unit purchase price for Units purchased pursuant to the DRIP will be equal to our NAV per Unit for such class on the date the distribution is paid. No selling commissions, managing broker-dealer fees, or any other fees will be payable with respect to Units purchased pursuant to the DRIP. Units acquired under the DRIP will entitle the participant to the same rights and be treated in the same manner as Units of that class purchased in the Private Offering.

We may amend any aspect of the DRIP without the consent of Limited Partners, provided that notice of any material amendment is provided to participants at least ten days prior to the effective date of that amendment. In addition, we may suspend or terminate the DRIP for any reason at any time upon ten days’ prior written notice to participants.

The General Partner may, but is not required to, determine the NAV per Unit based upon our valuation policies and procedures. The General Partner expects to perform the first formal valuation of our assets one year following the termination of the Private Offering (including any extensions of the Private Offering) and annually thereafter. After determining the initial NAV per Unit, the General Partner thereafter intends to determine an estimated NAV per Unit at least annually, although the General Partner could perform valuations sooner or more frequently.

Redemption of Units

General Redemption Policy

Except as otherwise provided below, Limited Partners who have held their Units for at least one year may request annually to have us redeem all or a portion of the respective Limited Partner’s Units (each such request a “Redemption Request”). As our distributable cash permits, Redemption Requests will be accommodated quarterly on such date(s) as determined by the General Partner in its sole discretion. To be effective for a particular calendar quarter, a Redemption Request must be made in writing and provided to the General Partner at least thirty (30) days prior to the beginning of such calendar quarter

(unless such thirty (30)-day notice period is waived by the General Partner). Redemption Requests shall be irrevocable upon receipt by us (unless we consent to revocation).

To the extent that we do not have sufficient distributable cash to satisfy Redemption Requests in a particular calendar quarter, Units shall be redeemed in a subsequent calendar quarter as cash becomes available. In any calendar quarter in which there is insufficient distributable cash to redeem all Units for which Limited Partners have requested redemption, redemptions shall be made with respect to all requesting Limited Partners pro rata based on the number of Units subject to outstanding Redemption Requests, without regard to the date of any Redemption Requests for which the General Partner has been properly notified. The General Partner shall have the discretion to determine the extent to which distributable cash is available for redemptions or should be reserved for ongoing expenses (including debt payments, investments, capital expenditures or reserves) or used to invest in real estate properties; provided, however, that if we have not fully satisfied a Redemption Request during the calendar year for which such Redemption Request is effective, then we may, in the General Partner’s sole discretion, proceed to use commercially reasonable efforts to sell, finance or refinance real estate assets or otherwise borrow funds or raise new equity through the issuance of additional Units in order to obtain the distributable cash needed to redeem the Units subject to such Redemption Request in full in subsequent calendar years. Notwithstanding the foregoing, we shall not in any event be required to redeem (and the General Partner shall have no obligation to attempt to obtain funds on our behalf to redeem) in any calendar year (A) more than five percent (5%) of the aggregate Units and OP Units outstanding as of the beginning of such calendar year or (B) more than twenty-five percent (25%) of the Units held by any Limited Partner submitting a Redemption Request at the time of submission. In order to comply with the 5% cap described in the previous sentence, the General Partner, in its discretion, may limit redemptions in any particular calendar quarter to 1.25% of the aggregate Units and OP Units outstanding as of the beginning of such calendar year. The foregoing limitations on our redemption obligations shall be applied in a manner so as to treat us and the Operating Partnership as one collective entity and shall also apply to any redemptions of OP Units.

Pursuant to this general redemption policy, during the Private Offering, the redemption price we will pay to redeem Units will equal the then-current gross offering price per Unit less any Direct Selling Costs applicable to the respective class of Units; provided, however, that the redemption price we will pay to redeem Units held for at least one year but less than two years will equal 95% of the then-current gross offering price per Unit less any Direct Selling Costs applicable to the respective class of Units. Following the termination of the Private Offering, the redemption price we will pay to redeem Units will equal the gross offering price of the class of Units being redeemed less any Direct Selling Costs applicable to that class of Units, as of the last day of the Private Offering. The redemption price may be adjusted by the General Partner in its discretion based upon such factors as the General Partner deems relevant, including but not limited to (i) broad changes affecting capital markets or specific property sectors or geographic regions, (ii) trends in capitalization rates, discount rates, interest rates, and other micro-economic and macro-economic trends, and (iii) changes in the estimated value of our assets. Notwithstanding the foregoing, if the General Partner has made a determination of our NAV per Unit, the redemption price will be the most recent determination of our NAV per Unit (or 95% of the most recent determination of our NAV per Unit in the case of Units held for at least one year but less than two years).

To the extent that the amount to be paid to a Limited Partner in redemption of all or a portion of its Units as of a particular redemption date would be in excess of the amount necessary to return all of such Limited Partner’s Unreturned Invested Capital in respect of the Units being redeemed and pay such Limited Partner a 6% annual cumulative, non-compounded preferred return on such Limited Partner’s Unreturned Invested Capital as relates to the Units being redeemed (taking into account the aggregate distributions made to such Limited Partner in respect to such Units over the life of the Company) (such excess cash defined as the “Excess Redemption Amount”), then (1) 80% of such Excess Redemption Amount shall be paid to such Limited Partner, and (2) 20% of such Excess Redemption Amount shall be paid to Sealy Investor (Sealy Investor’s Subordinated Participation Interest).

The General Partner will waive the one-year holding period requirement upon request due to the death or legal or medical disability of a Limited Partner (or a principal of such Limited Partner) (a “Death/Disability Event”), provided that we receive notice from the Limited Partner (or such Limited Partner’s estate or legal representative) within one year after the Limited Partner’s (or principal’s) Death/Disability Event. In addition, in connection with a Death/Disability Event, the General Partner, in its sole discretion, may (but will not be obligated to) give priority to a redemption request made by a Limited Partner that suffered a Death/Disability Event and/or waive any other prerequisites or limits on redemptions set forth in the general redemption policy. The redemption price for Units held by a Limited Partner that suffered a Death/Disability Event, and the calculation and payment of any Excess Redemption Amount will be determined in the same manner as ordinary redemption requests, except that the General Partner will waive the 5% early redemption penalty in connection with Units held for at least one year but less than two years. Each requesting Limited Partner (or estate or legal representative thereof) will provide such documentation regarding the Death/Disability Event of such Limited Partner (or principal thereof) as requested by the General Partner in its sole discretion, and the redemption price shall be paid within a reasonable time after presentation of such documentation. The General Partner will have the sole discretion to determine whether a purported disability qualifies for special redemption consideration as described in this paragraph.

Any redemption request that would result in the Limited Partner owning less than $50,000 in Units (based upon the NAV per Unit then in effect), will be deemed to be a request for redemption of all of such Limited Partner’s Units.

If the General Partner or its affiliates acquire Units, the General Partner or its affiliates will have the right to have their Units redeemed in accordance with the general redemption policy just like any other Limited Partner (and without the consent of any Limited Partner).

We will not be required to redeem any Units pursuant to the general redemption policy if such redemption would cause a default under the terms of any Company (or Company subsidiary) financing or would cause the SIP IV REIT to cease to qualify as a REIT or otherwise violate the REIT requirements or special REIT restrictions as described in the Partnership Agreement.

The General Partner may unilaterally amend, suspend or terminate the general redemption policy at any time.

Redemptions Made Outside General Redemption Policy

Subject to the special REIT restrictions described in the Partnership Agreement, the General Partner may from time to time cause us to redeem or repurchase Units in a manner that is not in accordance with the general redemption policy on such terms and conditions as the General Partner determines in its sole discretion. No Limited Partner shall be required to participate in any such redemption, and no Limited Partner shall have the right to participate in any such redemption unless offered by the General Partner.

During the three months ended December 31, 2025, we redeemed or repurchased Units as follows:

Period	Total Number of Units Redeemed or Repurchased		Average Price Paid per Unit		Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Redeemed Under the Plans or Programs
October 1, 2025 - October 31, 2025	—		N/A		—	(1)
November 1, 2025 - November 30, 2025	443,213	(2)	$89.23	(2)	—	(1)
December 1, 2025 - December 31, 2025	3,851		$90.25		3,851	(1)
(1)
A description of the maximum number of Units that may be redeemed under our redemption policy is included in the narrative preceding this table.
(2)
Includes (i) 99,722.992 Class I Units repurchased on November 4, 2025 from National Financial Services LLC FBO Dilip Vellodi & Amritha Vellodi JTWROS in a privately negotiated transaction for consideration of $89.23 (reflecting $90.25 per Class I Unit less $1.02 per Class I Unit, an amount equal to the per Class I Unit distributions for the period from July 1, 2025 through September 30, 2025) multiplied by 99,722.992, for an aggregate purchase price of approximately $8.9 million, and (ii) 343,490.305 Class I Units repurchased on November 4, 2025 from National Financial Services LLC FBO Dilip Vellodi Irrevocable Trust DTD in a privately negotiated transaction for consideration of $89.23 multiplied by 343,490.305, for an aggregate purchase price of approximately $30.6 million.

Recent Sales of Unregistered Securities

On April 22, 2022, we commenced the Private Offering of up to $750 million in Units, expandable up to $1 billion in Units, pursuant to Rule 506(b) of Regulation D promulgated under the Securities Act to persons who qualify as “accredited investors,” as defined in Regulation D promulgated under the Securities Act and non-U.S. persons pursuant to Regulation S promulgated under the Securities Act. The table below sets forth the Units sale and redemption/repurchase activities in 2025.

	Year Ended December 31, 2025
	Initial Contribution		DRIP Contribution		Redemption (1)
	Units	$ ('000s)	Units	$ ('000s)	Units	$ ('000s)
Class A Units	476,016	$42,960	40,667	$3,670	(6,866)	$(620)
Class I Units	14,404	$1,300	2,216	$200	(443,213)	$(40,000)
Class R Units	258,484	$23,328	19,823	$1,789	(4,232)	$(479)
Total	748,904	$67,588	62,706	$5,659	(454,311)	$(41,099)

(1) See "Note 8. Equity – Redemptions" to the consolidated financial statement accompanying this Annual Report on Form 10-K for details.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations, and financial performance based on current expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those discussed herein as a result of various factors, including but not limited to those discussed in "Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Capitalized terms used herein, but not otherwise defined, shall have the meanings ascribed to such terms in the Glossary immediately following the Table of Contents to this Annual Report on Form 10-K or, if not defined therein, in the accompany consolidated financial statements and notes thereto.

Overview

We have invested, and intend to continue to invest, in well-located industrial real estate assets throughout the United States with an emphasis on purchasing properties at a discount to replacement cost that produce consistent, growing cash flow, and equity appreciation. The General Partner manages our day-to-day business and other affairs. From commencing operations in July 2022 to December 31, 2025, we acquired 23 properties totaling 5.4 million GLA for approximately $491.4 million, exclusive of transaction costs. Please refer to "Item 2. Properties" for details about our portfolio as of December 31, 2025.

During 2025, we accomplished the following:

•
Generated $37.4 million of total revenue, an 85% increase from the year ended December 31, 2024;
•
Acquired six industrial properties for $171.3 million, exclusive of transaction costs, with 1.9 million square feet of GLA;
•
Secured a 5-year term loan with Thrivent for a total of $105.2 million at a fixed rate of 5.39%;
•
Amended the credit agreement with KeyBank (the "KeyBank Credit Agreement"), and secured options to extend the maturity date of the KeyBank Credit Facility to September 30, 2026 if needed;
•
Raised $67.6 million of offering proceeds from the Private Offering by issuing an aggregate of 748,904 Units; and
•
Paid $9.7 million of cash distributions in addition to reinvesting $5.7 million of distributions in accordance with DRIP.

As of December 31, 2025:

•
Our portfolio consisted of 22 industrial properties in eight states with approximately 5.4 million square feet of GLA leased to 36 tenants;
•
The occupancy rate was 100.0% with an average remaining lease term of approximately 4.4 years; and

•
The outstanding balance under our KeyBank Credit Facility was $79.5 million, with $20.5 million remaining available for borrowing, and the outstanding balance under our Thrivent Term Loan was $105.2 million.

The following tables set forth a summary of our historical consolidated financial data for the periods and dates indicated.

	Year Ended December 31,		Change
($s and units in thousands, except per-unit data)	2025	2024	$
Total revenues	$37,413	$20,191	$17,222
Total operating expenses	$35,494	$19,759	$15,735
Net income (loss)	$(2,955)	$495	$(3,450)
Net income (loss) attributable to Limited Partners	$(2,950)	$476	$(3,426)
Weighted average Units outstanding, basic and diluted	3,908	2,968	940
Earnings per Unit, basic and diluted	$(0.75)	$0.16	$(0.91)

	As of		Change
($s in thousands)	December 31, 2025	December 31, 2024	$	%
Real estate assets, at cost	$448,914	$293,881	$155,033	53%
Cash and cash equivalents	$12,199	$11,389	$810	7%
Total assets	$490,605	$326,168	$164,437	50%
Secured revolving credit facility	$79,500	$34,500	$45,000	130%
Term loan	$103,585	$—	$103,585	—
Total liabilities	$204,266	$47,708	$156,558	328%
Total partners' capital	$286,339	$278,460	$7,879	3%

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

Factors Which May Influence Our Results of Operations

Our revenues and results of operations are affected by a variety of factors, including the conditions of national, local, and global economic and political environments, such as inflationary pressures, interest rates, supply chain configurations and disruptions, geopolitical risks, the imposition of tariffs and other changes to trade policy in the U.S. and other jurisdictions, government shutdowns, and increased volatility in the financial markets.

According to the updated estimate by the U.S. Bureau of Economic Analysis released in January 2026, real gross domestic product (GDP) increased at a seasonally adjusted annual rate of 4.4% in the third quarter of 2025. The increase in real GDP in the third quarter reflected increases in consumer spending, exports, government spending, and investment. Despite tariff uncertainty and employment volatility, demand in the U.S. industrial market accelerated in 2025, evidenced by double-digit year-over-year absorption rate improvements in the third and the fourth quarter and annual absorption rate gains in 53% of U.S. industrial markets. Pickup demand and lower industrial deliveries helped hold vacancy steady throughout 2025. E-commerce growth will continue to be a structural demand driver for warehouse space in 2026. On the other hand, additional supply deliveries may push vacancy to trend up incrementally through the first half of 2026 before stabilizing in the second half of the year.

In addition, inflation, which has been pronounced over the last several years, may result in higher general and administrative expenses for our Company and for our tenants. Insurance costs in certain markets have increased and may increase more than inflation due to property locations in high-risk markets and higher property replacement costs. Further, state and local governments may also look to increase real estate taxes and other related fees in order to offset higher operating expenses and lower revenues from other sources. While our properties typically are subject to triple-net or double-net leases, which means the tenant is obligated to pay for most of the expenses of operating and maintaining the property and property taxes, high insurance costs and real estate taxes may result in higher overall occupancy costs for tenants, which may result in a failure to make rental payments when due.

Results of Operations

For purposes of the discussions below, same-store properties are properties acquired before January 1, 2024 and held as in-service properties through December 31, 2025. Acquired properties are properties that were acquired on or after January 1, 2024 and held as in-service properties through December 31, 2025.

Comparison of Year Ended December 31, 2025 to Year Ended December 31, 2024

Revenues increased to $37.4 million in the twelve months ended December 31, 2025 from $20.2 million in the twelve months ended December 31, 2024, primarily due to higher rental revenue. The increase in rental revenue was primarily due to acquired properties. The increase in rental revenue for same-store properties was driven by an early lease termination fee paid by one tenant that vacated on December 31, 2025, with an original lease expiration date in the third quarter of 2026.

	Year Ended
($s in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
Revenues
Same-store properties	$13,548	$12,774	$774	6%
Acquired properties	23,527	6,650	16,877	254%
Disposed property	338	767	(429)	(56%)
	$37,413	$20,191	$17,222	85%

Depreciation and amortization increased to $18.8 million in the twelve months ended December 31, 2025 from $10.2 million in the twelve months ended December 31, 2024, a $8.6 million increase driven by acquired properties. The decrease in same-store properties depreciation and amortization was mainly due to acquired values of in-place leases for the same-store properties that were fully amortized in 2024.

	Year Ended
($s in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
Depreciation and Amortization
Same-store properties	$6,460	$6,597	$(137)	(2%)
Acquired properties	12,227	3,323	8,904	268%
Disposed property	90	269	(179)	(67%)
	$18,777	$10,189	$8,588	84%

Property taxes and insurance increased to $7.0 million in the twelve months ended December 31, 2025 from $4.0 million in the twelve months ended December 31, 2024, a $3.0 million increase driven by acquired properties. Same-store properties property taxes increased by $243,000 primarily due to higher assessed values, offset by a decrease of $92,500 in insurance premiums.

	Year Ended
($s in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
Property Taxes and Insurance
Same-store properties	$2,552	$2,401	$151	6%
Acquired properties	4,442	1,514	2,928	193%
Disposed property	41	131	(90)	(69%)
	$7,035	$4,046	$2,989	74%

Asset management fees increased to $4.0 million in the twelve months ended December 31, 2025 from $2.2 million in the twelve months ended December 31, 2024 as a direct result of an increase in the value of assets under management due to acquired properties.

Property operating expenses increased to $3.3 million in the twelve months ended December 31, 2025 from $1.8 million in the twelve months ended December 31, 2024, a $1.5 million increase driven by acquired properties. The $116,000 increase of property operating expenses for same-store properties is largely driven by increased snow and ice removal at a property in Kansas, emergency plumbing repairs, and increased ownership association dues.

	Year Ended
($s in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
Property Operating Expenses
Same-store properties	$1,409	$1,293	$116	9%
Acquired properties	1,857	432	1,425	330%
Disposed property	42	74	(32)	(43%)
Corporate	22	21	1	5%
	$3,330	$1,820	$1,510	83%

General and administrative expense increased to $2.4 million for the twelve months ended December 31, 2025 from $1.5 million for the twelve months ended December 31, 2024, a $0.9 million increase, primarily due to higher accounting, legal, other professional fees, corporate expenses, and related-party reimbursements associated with becoming a public reporting company under the Exchange Act, and marketing expenses associated with signage projects and events for acquired projects. A decrease of $88,000 for same-store properties is driven by a decrease in professional and legal fees associated with leasing activity, as there has been less leasing activity in the twelve months ended December 31, 2025 as compared to the twelve months ended December 31, 2024.

	Year Ended
($s in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
General and Administrative
Same-store properties	$28	$116	$(88)	(76%)
Acquired properties	80	68	12	18%
Disposed property	1	1	—	0%
Corporate	2,274	1,284	990	77%
	$2,383	$1,469	$914	62%

Interest expense increased by approximately $5.4 million to just under $6.2 million for the twelve months ended December 31, 2025, primarily as a result of higher outstanding debt balance under the KeyBank Credit Facility during the current year period. The weighted average balance outstanding during the twelve months ended December 31, 2025 was $79.1 million, as compared to $1.1 million during the twelve months ended December 31, 2024.

Gain on sale of real estate assets for the year ended December 31, 2025 was approximately $1.2 million from the disposition of a 56,000-square-feet industrial property in Sulphur, Louisiana, for $8.3 million. We did not dispose of any real estate assets during the year ended December 31, 2024.

Our net loss for the twelve months ended December 31, 2025 was $3.0 million, as compared to a net income of $0.5 million for the twelve months ended December 31, 2024. The change was due to a $5.4 million increase in interest expense and a $0.6 million decrease in interest income, partially offset by a $1.5 million increase in operating income and a $1.2 million gain on the sale of real estate assets.

Liquidity and Capital Resources

Cash Flow Activity

The following table summarizes our cash flow activity for the year ended December 31, 2025 and 2024, respectively:

	Year Ended		Change
($s in thousands)	December 31, 2025	December 31, 2024	$	%
Net cash provided by operating activities	$15,851	$14,390	$1,461	10%
Net cash used in investing activities	$(172,214)	$(167,810)	$(4,404)	(3%)
Net cash provided by financing activities	$157,173	$120,211	$36,962	31%

Changes in cash flow for the year ended December 31, 2025 as compared to the year ended December 31, 2024 are described as follows:

Operating Activities: Cash provided by operating activities increased to $15.9 million for the year ended December 31, 2025 from $14.4 million for the year ended December 31, 2024, a $1.5 million increase, primarily due to the following:

•
$17.2 million increase in total revenue, partially offset by $15.7 million of increases in property taxes and insurance, asset management fees, property operating expenses, general and administrative expenses, and interest expense; and
•
$2.0 million decrease in working capital, which is a result of timing of payments and receipts of prepaid expenses and other assets, accounts payable and accrued expenses, and deferred revenues, and $0.6 million decrease in interest income.

Investing Activities: Cash used in investing activities increased to $172.2 million in the year ended December 31, 2025 from $167.8 million in the year ended December 31, 2024, an increase of $4.4 million, primarily due to the following:

•
Deployed $10.2 million more in acquisitions; partially offset by
•
Received $7.9 million in net proceeds from the sale of real estate assets.

Financing Activities: Cash provided by financing activities increased to $157.2 million in the year ended December 31, 2025 from $120.2 million in the year ended December 31, 2024, a $37.0 million increase, primarily due to the following:

•
Net revolving credit facility drawdown of $45.0 million in the year ended December 31, 2025, as compared to net $34.5 million in the year ended December 31, 2024;
•
Proceeds of $105.2 million from the Thrivent Term Loan;
•
Redemptions were $39.1 million higher in the year ended December 31, 2025 as compared to the year ended December 31, 2024. A total of 454,311 Units were redeemed in the year ended December 31, 2025, as compared to 23,615 Units redeemed during the year ended December 31, 2024;
•
Proceeds from the Private Offering were $37.2 million lower in the year ended December 31, 2025 as compared to the year ended December 31, 2024;
•
Paid $2.2 million more in financing costs in the year ended December 31, 2025 as compared to the year ended December 31, 2024; and
•
Cash distributions increased $2.2 million in the year ended December 31, 2025 from the year ended December 31, 2024.

The following table outlines gross distributions paid out (exclusive of impact of accruals) and sources used to fund the distributions for the periods as indicated:

	Year Ended December 31, 2025		Year Ended December 31, 2024
($s in thousands)	Amount	Percentage	Amount	Percentage
Net cash provided by operating activities	$15,851		$14,390

Distributions
Paid in cash	$9,683	63%	$7,454	64%
DRIP	5,659	37%	4,121	36%
Total	$15,342	100%	$11,575	100%
Sources of Distributions
Cash flows from operating activities	$15,342	100%	$11,575	100%
Total	$15,342	100%	$11,575	100%

Material Cash Requirements

We have considered our short-term liquidity needs over the next 12 months and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are:

•
to fund normal recurring expenses, property acquisitions, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the SIP IV REIT’s qualification as a REIT under the Code and distributions approved by the General Partner. We anticipate that these needs will be met with cash flows provided by operating activities; and
•
to fund property acquisitions.

These needs will be met by proceeds from the Private Offering as well as borrowings under our credit facilities. On January 15, 2026, we entered into the First Amended and Restated Credit Agreement with KeyBank (the "A&R Credit Agreement"), which amended and restated the KeyBank Credit Agreement. The A&R Credit Agreement increased the borrowing capacity under the KeyBank Credit Facility from $100.0 million to $150.0 million and extended the maturity date to March 30, 2029, with the option for a 12-month extension upon satisfaction of certain conditions. As of March 9, 2026, $61.9 million is outstanding under the KeyBank Credit Facility and $88.1 million remained available for borrowing.

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

We were in compliance with our financial covenants as of December 31, 2025, and we anticipate that we will be able to operate in compliance with our financial covenants throughout 2026. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lender in a manner that could impose and cause us to incur material costs and our access to borrowings on our KeyBank Credit Facility may be limited if we fail to meet any of these covenants.

Off-Balance Sheet Arrangements

At December 31, 2025, we had one letter of credit in lieu of cash security deposit totaling $0.5 million, which was not reflected as a liability on our balance sheets, nor was any cash reflected as an asset on our balance sheets. We had no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operation or liquidity and capital resources.

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

The table below is a reconciliation from our GAAP net income (loss) to NOI, without adjusting for the effects of noncontrolling interests, for the twelve months ended December 31, 2025 and 2024:

	Year Ended
($s in thousands)	December 31, 2025	December 31, 2024
Net income (loss)	$(2,955)	$495

Adjustments:
Depreciation and amortization	18,777	10,189
Asset management fee	3,969	2,235
General and administrative	2,383	1,469
Straight-line rent	(901)	(786)
Above/below market rent intangibles amortization	(919)	(280)
Interest expense	6,183	737
Interest income	(152)	(800)
Gain on sale of real estate assets	(1,157)	—
Total adjustments	28,183	12,764

NOI	$25,228	$13,259

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

The following table breaks down our NOI by same store properties, acquired properties and other for the twelve months ended December 31, 2025 and 2024:

	Year Ended
($s in thousands)	December 31, 2025	December 31, 2024
Same-store properties
Revenues	$13,548	$12,774
Expenses	(3,961)	(3,694)
Same-store NOI before adjustments	9,587	9,080
Adjustments:
Straight-line rent	48	(213)
Above/below market rent intangibles amortization	(251)	(213)
Lease termination revenue	(717)	(56)
Same Store NOI	$8,667	$8,598
Acquired properties
Revenues	$23,527	$6,650
Expenses	(6,299)	(1,946)
Acquired properties NOI before adjustments	17,228	4,704
Adjustments:
Straight-line rent	(942)	(551)
Above/below market rent intangibles amortization	(668)	(67)
Acquired properties NOI	$15,618	$4,086
Other
Revenues	$338	$767
Expenses	(105)	(226)
Other NOI before adjustments	233	541
Adjustments:
Straight-line rent	(7)	(22)
Lease termination revenue	717	56
Other NOI	$943	$575

Contractual Obligations

As of December 31, 2025 the Company was subject to the following contractual payment obligations as described in the table below:

($s in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Revolving Credit Facility (1)	$4,772	$4,776	$4,776	$4,776	$80,667	$—	$99,767
Term loan (2)	5,671	5,671	5,671	5,671	109,474	—	132,158
	$10,443	$10,447	$10,447	$10,447	$190,141	$—	$231,925
(1)
Payment obligation is calculated as the sum of (i) interest payment based on the $79.5 million outstanding and the weighted average effective interest rate of 5.83% at December 31, 2025; (ii) unused commitment fee of 0.20% on remaining borrowing capacity of $20.5 million from January 1, 2026 to January 15, 2026 and on $70.5 million from January 16, 2026 through maturity; (iii) principal repayment when the facility matures on March 30, 2030, with the exercise of one 12-month extension.
(2)
Payment obligation was calculated based on $105.2 million outstanding as of December 31, 2025 and a fixed rate of 5.39%. The term loan matures on October 1, 2030.

Subsequent Events

DST Offering

On December 10, 2025, the Company acquired a property of approximately 303,000 square feet in Anderson, Indiana (the "DST Property") for approximately $33.4 million, plus transaction costs, through a wholly owned subsidiary of the Operating Partnership (the "Owner LLC"). On January 12, 2026, the Operating Partnership assigned all of its right, title and interest in the Owner LLC to Sealy TRS I LLC (the "Depositor"), who converted the Owner LLC into a Delaware statutory trust on January 13, 2026. The trust was renamed as Sealy Industrial I, DST (the "DST-I"). The Depositor owned 100% of the beneficial interests in DST-I as of January 13, 2026. Under the trust agreement of DST-I, Sealy Master DST Trustee, LLC (the "Administrative Trustee"), a Georgia limited liability company and a wholly-owned subsidiary of Sealy, is the trust manager and is responsible for the operation of DST-I. DST-I has entered into an asset management agreement with Sealy, for the management of the day-to-day affairs of the trust; and a property management agreement with Sealy, for the management and operation of the DST Property.

On January 13, 2026, DST-I commenced a private placement offering of up to 100% of its beneficial interests to certain qualified accredited investors. The maximum offering amount is approximately $40.5 million. As the beneficial interests in DST-I are sold and investor contributions are received, DST-I will pay the Depositor for the purchase price plus transaction costs of the DST Property, as well as bridge carry costs of up to $1.6 million.

As of February 28, 2026, 10.05% of beneficial interests in DST-I had been sold.

A&R Credit Agreement

On January 15, 2026, the Company entered into the A&R Credit Agreement, pursuant to which the balance outstanding under the KeyBank Credit Facility will not become due until March 30, 2029. For further detail, see “Note 5. Credit Facilities – Amended and Restated KeyBank Credit Agreement” to the consolidated financial statement accompanying this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

For the financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2), see the accompanying Consolidated Financial Statements beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Annual Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.

During the three months ended December 31, 2025, none of the persons who perform policy-making functions for us and are designated as reporting persons for purposes of Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

General

We are managed by the General Partner, an affiliate of Sealy, which has overall management responsibility for us. The General Partner delegates, to the extent appropriate under applicable law and not in conflict with its respective fiduciary duties, management of us to the Sponsor.

The General Partner has the responsibility and authority to identify, acquire, operate, manage, finance and sell properties on our behalf. Its responsibilities include, among other things, determining investment strategy and providing research, acquisition, portfolio management, asset management and accounting services for us. The General Partner may engage third parties, as it deems necessary, to perform legal, technical or professional services on our behalf. In addition, the General Partner may engage third parties or its affiliates to provide property management and other property-related services. Services provided by affiliates of the General Partner will be provided at market rates for comparable services.

The General Partner determines investment and operating policies for us. The General Partner retains complete flexibility to change our investment strategy, as well as our investment guidelines, for any reason, including changing conditions in the real estate investment and capital markets, so long as the General Partner obtains the prior approval of a majority of the independent members of the Management Committee. Acquisitions, dispositions and new development projects by us that meet the investment criteria described herein will be reviewed by an investment committee convened by the Sponsor (“Investment Committee”) comprised of certain of the Sponsor’s key personnel. Potential acquisitions that do not meet the stated investment criteria will be acquired only with the approval of the Management Committee.

Limited Partners holding at least two-thirds of all Units have the right to remove the General Partner for cause. Limited Partners do not have the ability to control our management decisions. See "Item 1A. Risk Factors. – Risks Related to Our Business – Limited Rights; Limited Right to Remove General Partner; Dependence on the General Partner and the Management Committee."

Sealy Executive Officers, Managers, and Key Personnel

The Sponsor is the sole member of the General Partner, and Scott P. Sealy, Sr., Mark P. Sealy and Scott P. Sealy, Jr. are the managers of the General Partner. The General Partner, through the Sponsor, provides management and administrative services to us. The following table sets forth the respective names, ages and positions of the Sponsor Executives. The address of each of these persons is c/o Sealy & Company, LLC, 333 Texas Street,Suite 1050, Shreveport, LA 71101.

Name	Age (1)	Position	Tenure with Sealy
Scott P. Sealy, Sr.	79	Chairman and Chief Executive Officer	Since 1968
Mark P. Sealy	66	President	Since 1981
Scott P. Sealy, Jr.	53	Chief Investment Officer	Since 2001
James G. Gilligan	47	Chief Financial Officer	Since 2025
David P. Draft	74	Chief Administrative Officer	Since 2017 (2)
Eric D. Marx	60	Chief Operating Officer	Since 2020

(1)
As of March 12, 2026.
(2)
Mr. Draft also served on Sealy’s management team for five years from 2009 to 2014.

Scott P. Sealy, Sr.

Scott P. Sealy, Sr. has served as Chairman and Chief Executive Officer of Sealy since 2003, where he oversees corporate governance, strategic planning, and platform development. Since Mr. Scott Sealy, Sr. joined Sealy in 1968, he has significantly expanded Sealy’s platform to five offices, 28 markets and over $3.0 billion of assets under ownership and/or management. Under his leadership, Sealy has become a nationally recognized leader in the real estate industry, particularly with respect to the acquisition, repositioning, and ground-up development of industrial facilities in the Southeast, Southwest and Midwest United States. Since 2001, Sealy and its affiliates have acquired, developed and/or sold approximately $8.1 billion of industrial and commercial real estate assets.

Mr. Scott Sealy, Sr. graduated from Southern Methodist University with a Bachelor of Arts degree in real estate. He is a member of the Society of Industrial and Office Realtors, where he has served as Chapter President, member of the National Board of Directors and member of its Strategic Planning Committee. Relevant current and past management, advisory and volunteer positions include:

•
Independent Director of Cole Real Estate Investments, Inc., a member of the New York Stock Exchange (“NYSE”), from October 2008 until the merger of Cole Real Estate Investments, Inc. with American Realty Capital Properties, Inc. (later known as VEREIT, Inc. (NASDAQ: VER)) in February 2014, also serving as chair of the Corporate Governance Committee and a member of the Compensation Committee for portions of that tenure – Phoenix, Arizona;
•
Independent Director and a member of the Audit Committee of CIM Real Estate Finance Trust, Inc., a non-listed REIT, from January 2012 to April 2013 – Phoenix, Arizona;
•
Chairman of Praeses Corporation, a telecommunications management and software development company from the 1980s to 2006 ‒ Shreveport, Louisiana;
•
Vice President of Economic Development and Chairman of Greater Shreveport Economic Development Foundation, through the Greater Shreveport Chamber of Commerce, for nine years;
•
Senior Regional Director and Managing Director of Strategic Planning from 1998 to 2001, then a consultant from 2001 to 2003, First Industrial Realty Trust, Inc.(NYSE: FR) – Chicago, Illinois;
•
Managing Partner of Sealy Energy Resources, LLC., an oil and gas partnership with interests in Arkansas, Mississippi, Louisiana and Texas – Shreveport, Louisiana;
•
Chairman of the Compensation Committee and member of the Board of Directors of Louisiana Companies, one of the region’s largest privately held brokerage and risk strategy firms – Baton Rouge, Louisiana;
•
Board of Directors of Baylor Health Care System Foundation – Dallas, Texas;
•
Board of Directors of Brain Health Foundation – Dallas, Texas;
•
Member of the Society of Industrial and Office Realtors, serving as Chapter President, member of the National Board of Directors, and member of its Strategic Planning Committee; and
•
Venture capital placement advisor for Parata, one of the largest automated prescription fulfillment companies in the United States; Parata is in a joint venture with McKesson Corporation – San Francisco, CA.

Mark P. Sealy

Mark P. Sealy has served as President of Sealy since January 1993. He joined Sealy in 1981 and currently oversees enterprise-critical functions. These functions include operations, leasing, asset management, investment, construction management, finance, capital procurement and management, accounting, marketing, information technology, human resources, due diligence, legal, taxation, and insurance. Mr. Mark Sealy also directs investor relations, public relations, and serves as Sealy’s administrator.

Mr. Mark Sealy has extensive experience in real estate brokerage, acquisitions, ownership structuring, syndication, financing, land and building development, property management, asset management, and dispositions. His experience spans various property types including industrial, multi-family, office and retail. Since 2001, Sealy and its affiliates have acquired, developed, and in some cases, sold approximately $8.1 billion of industrial and commercial real estate assets.

Mr. Mark Sealy’s expertise and experience in technology, with a focus on real estate-specific information systems, have provided Sealy with an exceptionally robust technological infrastructure. This capability is deployed across all Sealy’s key functions consisting of budgeting, performance tracking, asset management, investment analysis, accounting and administration. Sealy has consistently been recognized by its partners and customers as having industry-leading reporting systems.

Mr. Mark Sealy received a Bachelor of Science degree in business administration from the University of Denver, where he majored in real estate and construction management. His continuing education has centered on property management, commercial real estate analysis, and information technology systems. He holds real estate brokerage licenses in Louisiana, Texas, and Georgia and is a member of the Shreveport-Bossier Board of Realtors, Atlanta Board of Realtors, the National Association of REALTORS® and the Greater Shreveport Chamber of Commerce. Mr. Mark Sealy is an active participant in his community serving in multiple capacities including philanthropic support, serving as a member of The Committee of 100, and volunteering in board roles for organizations such as the YMCA of NW Louisiana, the Greater Shreveport Chamber of Commerce, St. Mark’s Cathedral School, and Young-Life, among numerous others.

Scott P. Sealy, Jr.

Scott P. Sealy, Jr. has served as the Chief Investment Officer for Sealy since August 2017. He joined the company in 2001 and is responsible for strategy development and tactical implementation across Sealy’s capital and investment functions. In this capacity, Mr. Scott Sealy, Jr. directs business development activities, chairs the investment services team, and guides the deployment of capital by overseeing the acquisition and disposition teams. In addition, Mr. Scott Sealy, Jr. develops and works with partnership ventures to identify business targets, execute business strategies, and maximize investment performance.

During his tenure, Mr. Scott Sealy, Jr. has increased Sealy’s national footprint by establishing additional Sealy regional offices. Mr. Scott Sealy, Jr. has also significantly increased the size of Sealy’s Dallas/Fort Worth portfolio. In 2011, Mr. Scott Sealy, Jr. established the Investment Services Team, crafting and streamlining the real estate investment process within Sealy and providing a model which offers scalability and longevity to Sealy’s real estate investment capacity. To ensure year-to-year acquisition and portfolio growth goals are met, the investment services team, led by Mr. Scott Sealy, Jr., evaluates over $5.0 billion in real estate opportunities on an annual basis, and has transacted over $4.0 billion in acquisitions and dispositions since 2012.

Mr. Scott Sealy, Jr. also developed and implemented a strategic leasing protocol designed to reduce investment risk and ensure leasing accountability throughout Sealy’s real estate agent network. Throughout his tenure, Mr.Scott Sealy, Jr. has influenced the formation of a cohesive relationship among the leasing, asset management, and property management functions within Sealy and has been an integral part of the selection and management of third-party listing agents across all company regions.

Prior to joining Sealy, Mr. Scott Sealy, Jr. served as a leasing agent for Fadior Company from 1995 to 1996 and director of leasing for First Industrial Realty Trust, Inc. (NYSE: FR) from 1997 to 2001, covering properties in Austin and Dallas. In 1995, he obtained a bachelor’s degree in economics with an emphasis in finance from Southern Methodist University. He is a member of Sealy’s Investment Committee, NAIOP, the Commercial Real Estate Development Association (“NAIOP”)’s Acquisition II Forum, the North Texas Commercial Association of Realtors, the Dallas Salesmanship Club, the Folsom Institute for Real Estate at Southern Methodist University, Mustang Club’s Board of Directors at Southern Methodist University, and the Board of Directors of Dallas Ducks 100. Mr. Scott Sealy, Jr. is also co-founder of Park Cities Delta Waterfowl, and he volunteers for the Visiting Nurse Association for Meals on Wheels and Park Cities YMCA.

James G. Gilligan

James Gilligan has served as Chief Financial Officer of Sealy since June 2025, bringing more than two decades of experience across real estate investment, private equity, and financial management. He joined Sealy in April 2025 and oversees the company’s financial strategy, accounting, capital markets activities, corporate finance, and enterprise risk management functions.

Prior to joining Sealy, Mr. Gilligan served as Chief Financial Officer and Treasurer of Farmland Partners Inc. (NYSE: FPI), a publicly traded REIT focused on farmland and agricultural assets, from 2021 to 2024. His responsibilities included financial reporting, capital planning, treasury management, investor communications, and oversight of compliance functions.

From 2013 to 2021, Mr. Gilligan held several senior leadership positions at Equity International, a private equity firm founded by Sam Zell that invests in real estate operating companies globally. His roles included Chief Financial Officer, Chief Compliance Officer, and Senior Vice President, where he led financial reporting, treasury, SEC compliance, capital raising, Investor Relations, and oversaw various investments.

Before Equity International, Mr. Gilligan spent eight years at Equity Group Investments, the Chicago-based private investment firm founded and led by Sam Zell. From 2004 to 2012, he evaluated domestic and international opportunities in credit, private equity, real assets, and public equities. He began his career as an analyst in Merrill Lynch’s corporate finance and mergers & acquisitions groups.

Mr. Gilligan earned both his Bachelor of Science in Mechanical Engineering and his Master of Business Administration from Washington University in St. Louis.

With deep expertise in real estate capital markets, institutional investment management, and financial leadership, Mr. Gilligan contributes strategic vision and disciplined oversight to Sealy’s financial and operational platform.

David P. Draft

David P. Draft re-joined Sealy in September 2017 as Executive Vice President - Strategic Planning and has served as the Chief Administrative Officer since February 2023. Mr. Draft also served as Chief Operating Officer of Sealy from December 2009 to February 2014. As the Chief Administrative Officer, Mr. Draft's primary focus is to ensure the company is operating efficiently and strategic initiatives are being implemented according to plan. Mr. Draft works directly with Sealy ownership and across the executive team. Mr. Draft has previously served as Chief Operations Officer for Sealy, responsible for maximizing investment returns, mitigating portfolio risk, and executing business strategies across Sealy’s portfolio. Mr. Draft initially joined the firm in 2009 and, since that time, has provided oversight in asset management, leasing, and contributed to the development of annual business plans for both properties and the firm. He has also held personnel and internal communication responsibilities on a company-wide basis and served in an advisory role to Sealy’s Chairman.

Prior to joining Sealy, Mr. Draft served with First Industrial Realty Trust, Inc. (NYSE: FR) from 1996 to 2008, holding a number of senior executive positions and culminating with over six years as Executive Vice President of Operations, covering both domestic and international operations. These responsibilities involved oversight of over 115 million square feet of space, 1,200 buildings, and 3,200 tenants across 35 markets. As a member of the Executive Management Committee, Mr. Draft was also involved in the acquisition, development, and disposition of over $4 billion of industrial real estate. Mr. Draft was also responsible for the oversight of over 200 employees and served on the Government Solutions and Corporate Services groups.

Mr. Draft brings decades of top-level leadership experience at major public and private real estate companies to Sealy. Over the course of his real estate career, Mr. Draft has managed over $10 billion in assets, over 5,000 transactions, 42 offices, and in excess of 500 employees. During the past four decades, he has acquired and developed a substantial number of properties for his own account, has been a managing partner in numerous real estate ventures, and was a founding principal of a commercial real estate brokerage, management, and development company, Draft & Gantos Properties. This company was sold to First Industrial Realty Trust, Inc. in conjunction with Mr. Draft’s appointment as its Senior Regional Director.

Mr. Draft’s professional affiliations have included national, state, and local realtor associations, and he has been active in a leadership capacity for a private organization involved in charitable causes. His track record and experience in the commercial-industrial real estate industry have been widely recognized. While in the public sector, Mr. Draft’s leadership in customer relations produced the highest tenant satisfaction scores in the sector year-after-year, as measured by an independent, leading provider of such testing. Mr. Draft has been a frequent speaker at investor and analyst events throughout the country.

Eric D. Marx

Eric D. Marx joined Sealy in September 2020 as Executive Vice President of Portfolio Management and has served as Chief Operating Officer since January 2024. In this capacity, Mr. Marx is responsible for maximizing investment returns, mitigating portfolio risk and executing business strategies across Sealy’s portfolio. Mr. Marx oversees asset management, leasing, operations, construction, regional personnel, and human resources and is responsible for the development and execution of portfolio and asset strategies as well as annual property business plans.

Mr. Marx brings over 35 years of comprehensive commercial real estate experience to the organization. Prior to joining Sealy, from 2014 to 2019, Mr. Marx was Senior Vice President, Head of Asset Management for Equity Commonwealth (NYSE: EQC), a publicly traded REIT. In this role, he was responsible for the development and execution of ownership strategies for the company’s 43 million square foot commercial portfolio and oversaw asset management, leasing, and operations. Previously, from 2007 to 2013, he managed all aspects of an 11 million square foot commercial portfolio for a New York-based public non-traded REIT and private equity investor. Earlier in his career, Mr.Marx spent 17 years, from 1990 to 2006, with Equity Office Properties Trust (formerly, NYSE: EOP), the largest publicly traded office REIT at the time, and its predecessor, Equity Assets Management, where, among other responsibilities, he led the portfolio management and portfolio analysis departments. His experience covers a broad array of functional areas, most commercial product types and extends nationally.

Mr. Marx received his Bachelor of Arts degree in economics with a concentration in real estate finance from the University of Illinois, Urbana Champaign.

Management Committee

Although the General Partner has substantial discretion in our management, we have a Management Committee that, among other things, is responsible for ensuring that all of the General Partner’s investment decisions are being made within our stated investment guidelines and approving certain major decisions. The Management Committee consists of five members as follows: (a) two Sponsor representatives; and (b) three representatives of the Limited Partners and/or the limited partners of the Operating Partnership who are not affiliated with Sealy (the “Independent Members”). We consider a Management Committee member as not affiliated with Sealy if he is not an employee of the Sponsor or its controlled affiliates, and is free from conflicts of interest with or undue influence from the Sponsor and the Company. A majority of the members of the Management Committee must be Independent Members. Except as otherwise provided in the Partnership Agreement, all decisions of the Management Committee are made by the majority vote of the members of the Management Committee then serving. Actions requiring Management Committee approval and/or oversight include: (i) any investment in a real estate asset that does not meet our stated investment strategy and investment criteria; (ii) the sale of any real estate asset at less than the asset’s book value; (iii) any debt financing transaction for us that would cause us, on an aggregate basis, to have a leverage ratio exceeding 70% of the aggregate portfolio value; (iv) the issuance (outside of the Private Offering) by us of new units of limited partnership interest; (v) any significant deviation from the procedures and methodologies employed by Sealy to perform a valuation of us, the Units, or our assets (which will require the approval of a majority of the Independent Members); and (vi) certain matters involving potential conflicts of interest between us, the General Partner, and/or Sealy, some of which are further described in "Item 13. Certain Relationships and Related Transactions, and Director Independence – Conflicts of Interest" and "Item 1A. Risk Factors". In addition, the Independent Members of the Management Committee by majority vote have the right to call for a vote of the Limited Partners to dissolve us at any time after December 31, 2030, which vote will require the affirmative vote of at least two-thirds of the Units entitled to vote to dissolve us.

The General Partner is responsible for appointing the members of the Management Committee, each of whom serves a one-year term and is eligible to serve for an unlimited number of additional one-year terms, at the discretion of the General Partner. When appointing the members of the Management Committee, the General Partner considers such factors as the professional background and expertise of the prospective member, the size of the prospective member’s investment in us and the prospective member’s willingness to serve on the Management Committee. The General Partner may expand the size of the Management Committee in its sole discretion, but in any event a majority of the members must be Independent Members.

The General Partner will consult with the Management Committee about our investment strategy, the appraisal and valuation guidelines established by the General Partner, any determination to change the offering price per Unit, conflict of interest guidelines with respect to the General Partner and its affiliates and our annual audited financial statements and accompanying reports.

The General Partner may, but is not required to, determine the NAV per Unit based upon our valuation policies and procedures. Each time the General Partner determines a new NAV for us, the General Partner will provide the Management Committee with a report outlining the valuation process and detailing the calculations supporting the new NAV. The Management Committee will be afforded the opportunity to question the General Partner regarding the valuation process and calculations and to raise any concerns prior to the time the General Partner announces a new NAV to the Limited Partners.

In addition, the General Partner will disclose to the Management Committee all transactions between us, the General Partner, and affiliates of the General Partner. The prior approval of the Management Committee is required for transactions with the General Partner and its affiliates (including payments to the General Partner or its affiliates) other than (i) transactions with affiliates for property management and other property-related services on market terms; (ii) services provided for under the Partnership Agreement; and (iii) compensation set forth in the Partnership Agreement. Other than as expressly described in the Partnership Agreement, the Management Committee’s role is advisory, and the members of the Management Committee do not have any approval or other management rights with respect to us or the General Partner. The members of the Management Committee owe no fiduciary duties to us or the Limited Partners and may have other business interests and engage in other activities in addition to those relating to us, even if such other business interests or activities are competitive with our business.

We pay, and intend to continue to pay, the Independent Members of the Management Committee $3,000 for each regular quarterly Management Committee meeting and $600 for each special meeting they attend in person or via teleconference, which may be adjusted from time to time in the General Partner’s discretion. We may, in the General Partner’s sole discretion, cause the Operating Partnership to issue OP Units to the Independent Members of the Management Committee as additional compensation. We have not separately compensated, and do not intend to separately compensate, the Sponsor representatives for their service on the Management Committee. We reimburse members of the Management Committee for their reasonable out-of-pocket expenses incurred in connection with their service on the Management Committee. We also generally will indemnify and hold harmless the members of the Management Committee for any losses or liabilities they may incur as a result of their service on the Management Committee.

As of the date of this Annual Report on Form 10-K, the members of the Management Committee are Scott P. Sealy, Sr., Mark P. Sealy, Rusty Baker, Patrick F. Lukacs and George Kirchwey. For biographical information regarding Scott P. Sealy, Sr. and Mark P. Sealy, please see “– Sealy Executive Officers, Managers and Key Personnel” above. For biographical information regarding Rusty Baker, Patrick F. Lukacs and George Kirchwey, see below.

Rusty Baker

Rusty Baker serves as an Independent Member of the Management Committee. Mr. Baker is the former Chief Executive Officer of Baker Manufacturing Company Inc. (“Baker Manufacturing”), a furniture manufacturer specializing in height adjustable workstations for commercial and corporate clients nationwide. Baker Manufacturing entered the contract furniture market in 1954, becoming one of the largest manufacturers and suppliers of institutional furniture for large scale government and private sector contracts. Mr. Baker also previously served as Chief Executive Officer of Baker/APS, a market leader in automation hardware and software serving retail pharmacy with installations worldwide, and S.I. Baker, which built complete fully integrated robotic drug distribution facilities serving retail and government mail-order pharmacies. While under Mr. Baker’s leadership, both Baker/APS and S.I. Baker companies were sold to the McKesson Corporation in 1998. Mr. Baker is actively involved in a regenerative agricultural enterprise, which focuses on producing organic nutrient dense produce and meats.

Mr. Baker has served in numerous roles for both professional and civic organizations. Mr. Baker’s past roles include serving on the Board of Directors for Rapides General Hospital, Louisiana Companies, and the Rapides Foundation, serving as a member of the Board of Advisors for Hibernia Bank and the Louisiana State Mineral Board, and serving as Chairman of the Louisiana Chapter of Young Presidents Organization (YPO).

Mr. Baker holds a Bachelor of Science degree in Business Management from Louisiana College.

Patrick F. Lukacs

Patrick F. Lukacs serves as an Independent Member of the Management Committee. Mr. Lukacs is an active investor and advisor in multiple sectors and businesses, including software technology, commercial and residential real estate, aviation, and oil and gas. Mr. Lukacs served as Chief Executive Officer of MediNomics which was later acquired by PracticeMax, a national healthcare services firm that supports medical clinics, hospitals, and long-term care facilities in all fifty states. Mr. Lukacs served with PracticeMax in senior level management positions and as a member of the Board of Directors until 2019. During Mr. Lukacs’ tenure, PracticeMax growth included the integration of ten acquisitions, the development of a captive labor operation in the Philippines, and an international air ambulance business.

Mr. Lukacs serves as a board member and Treasurer for Holy Angels Residential Facility, is a board member of the Committee of 100, serving on its Healthcare Committee, and is a member of the American Institute of Certified Public Accountants. Mr. Lukacs’ past leadership roles involved national industry associations, including the Healthcare Billing and Management Association, as well as local civic organizations. He was recognized by the Rotary Club International as a Paul Harris Fellow.

Mr. Lukacs holds a Bachelor of Science degree in Economics and Finance from Texas A&M University and is a licensed CPA in the State of Louisiana.

George A. Kirchwey

George A. Kirchwey is a Managing Director for the Real Estate Investment Banking Group at Commerce Street Capital, LLC ("Commerce Street"), performing analysis, research and due diligence on various commercial real estate projects and funds, for raising both debt and equity. He previously served as the Fund Manager for Commerce Street Income Partners, LP and managed the Commerce Street Income Partners II, LP fund from inception in 2009 to its successful redemption in 2013.

Prior to joining Commerce Street in 2006, Mr. Kirchwey was the director of research for SAMCO Capital Markets, Inc. with a focus on analysis of high-yield corporate and municipal bonds, as well as bank equity research. His high-yield bond research coverage for over 30 industrial companies (including airlines, steel, and plastics) was released periodically to an institutional audience of portfolio managers and hedge funds.

Mr. Kirchwey trained as a bank credit analyst with a major bank in Dallas; worked for the FDIC as it unwound a large Dallas S&L, where he analyzed and valued high-yield bonds, private debt placements, commercial loans, and commercial real estate; and directed the credit analysis department for Guaranty Bank’s commercial lending divisions before moving to RBC Dain Rauscher Inc. as a fixed-income analyst in 1994.

Mr. Kirchwey has an MBA in Finance from Southern Methodist University, and received his BA in Government from Wesleyan University in Connecticut.

Mr. Kirchwey is a registered representative and has passed the FINRA Series 7, 24, 63, 66, 86, and 87 examinations.

Family Relationships

Scott P. Sealy, Sr. and Mark P. Sealy are brothers. Scott P. Sealy, Jr. is the son of Scott P. Sealy, Sr.

Code of Ethics

Sealy has adopted a Code of Business Conduct and Ethics (the "Code of Ethics"), which applies to all the Sponsor Executives and the officers and employees of the Company. The Code of Ethics contains general guidelines for conducting our business and is designed to help the Sealy Executives and Sealy’s officers, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics is located on Sealy’s website at https://www.sealynet.com/about/esg/.

If, in the future, we amend, modify or waive a provision of the Code of Ethics, we may, rather than file a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.

Insider Trading Policy

As of the date of this Annual Report on Form 10-K, the Company has not adopted a standalone insider trading policy. The absence of such a policy is not reflective of any disregard for the principles of fair and ethical trading practices. The Company is keenly aware of the importance of establishing clear guidelines to prevent insider trading and to uphold the Company’s reputation for integrity and ethical conduct. In this regard, our Code of Ethics contains provisions requiring that all employees and trustees comply with all applicable governmental laws, rules, and regulations, including but not limited to insider trading laws. In addition, because our Units are not currently listed on any national securities exchange or otherwise freely tradeable, the Company and the Sponsor Executives believe the provisions in our Code of Ethics governing compliance with applicable insider trading laws are adequate for the Company’s current purposes.

If the Company decides to adopt a standalone insider trading policy in the future, it is anticipated that such policy will apply to all transactions in the Company’s securities, including but not limited to the Units and any other securities the Company may issue. The policy also would cover all Sponsor Executives and the officers and employees of the Company, and any family members or entities whose transactions in Company securities are directed by or under the influence or control of those persons. The Company is committed to rigorously enforcing all applicable insider trading laws and regulations to prevent insider trading and protect all stakeholders’ interests.

Delinquent Section 16(a) Reports

The Exchange Act requires the Sponsor Executives and any persons owning more than 10% of our Units, to file certain reports of ownership and changes in ownership with the SEC. Based solely on our review of the copies of the Forms 3, 4 and 5 we have received, and written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, we believe that all Sponsor Executives and persons owning more than 10% of our Units complied with these filing requirements during the fiscal year ended December 31, 2025.

Item 11. Executive Compensation.

We are externally managed by Sealy and its affiliates and do not currently have any employees. Pursuant to the Partnership Agreement and property management agreements, we pay Sealy and our General Partner various fees, which are described under "Item 13. Certain Relationships and Related Transactions, and Director Independence – Compensation to Sealy, General Partner, and their Affiliates". The Sponsor Executives are officers and/or employees of, or hold an ownership interest in, Sealy and/or its affiliates and are compensated by those entities, in part, for their services to us or our subsidiaries.

For information regarding the compensation of the Independent Members of the Management Committee, see "Item 10. Directors, Executive Officers and Corporate Governance – Management Committee."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 28, 2026, certain information regarding the beneficial ownership of our Units for (1) each of the Sponsor Executives, and (2) all of the Sponsor Executives as a group. As of February 28, 2026, to our knowledge, no person beneficially owned 5% or more of our outstanding Units. Each person named in the table has sole voting and investment power with respect to all of the Units shown as beneficially owned by such person, except as otherwise set forth in the footnotes to the table.

The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A person is also deemed to be, as of any date, the beneficial owner of all securities that such person has the right to acquire within 60 days after that date.

Percentages of beneficial ownership in the following table are based on 4,014,246 Units outstanding as of February 28, 2026.

Unless otherwise indicated, the address of each named person is c/o Sealy Industrial Partners IV, LP at 333 Texas Street, Suite 1050, Shreveport, LA 71101. No Units beneficially owned by any Sponsor Executive have been pledged as security for a loan.

Name of Beneficial Owner	# of Units	% of Total
Sponsor Executives
Scott P. Sealy (1)	110.8	*
Mark P. Sealy (1)	110.8	*
Scott P. Sealy, Jr. (1)	110.8	*
James G. Gilligan	—	—
David P. Draft	—	—
Eric D. Marx	—	—
Sponsor Executives as a group (6 persons)	110.8	*

* Less than 0.01%.

(1)
Represents (i) 55.4 Units held directly by SCI II, for which Sealy SC Manager, LLC serves as the sole manager, and (ii) 55.4 Units held directly by the General Partner. Each of Scott P. Sealy, Mark P. Sealy and Scott P. Sealy, Jr. serves as a manager of Sealy SC Manager, LLC with the full and complete authority, power and discretion to manage and control the business, affairs and properties of Sealy SC Manager, LLC, which would include the reported Units held by SCI II. Each of Scott P. Sealy, Mark P. Sealy and Scott P. Sealy, Jr. serves as a manager with the full and complete authority, power and discretion to manage and control the business, affairs and properties of the General Partner, which would include the reported Units held by the General Partner. Additionally, Messrs. Scott P. Sealy, Mark P. Sealy, and Scott P. Sealy Jr. beneficially owned, indirectly through entities under their control, 10,180, 10,180, and 3,393 OP Units as of February 28, 2026, respectively.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Compensation to Sealy, General Partner, and their Affiliates

Sealy is paid fees for the services it provides in connection with the Private Offering, to manage our operations through the General Partner, and to manage our portfolio through the General Partner or another affiliated entity. The prior approval of the Management Committee is required for transactions between us and the General Partner or its affiliates (including payment of compensation) other than (i) transactions with affiliates for property management and other property-related services on market terms; (ii) services provided for under the Partnership Agreement; and (iii) compensation set forth in the Partnership Agreement.

The General Partner also serves as the general partner of the Operating Partnership. The General Partner will not receive compensation from both us and the Operating Partnership for the same services. We hold the properties and conduct substantially all of our operations through the Operating Partnership.

The Management Committee has authorized us to pay the General Partner or its affiliates certain partnership-level fees, in part or in full, through the issuance of Class I Units (at the then applicable offering price per Class I Unit or, if after the Private Offering, at the then applicable NAV per Class I Unit) in lieu of cash, at the option of the General Partner. The General Partner believes that this flexibility enables us to conserve cash and provides a greater level of alignment between the Sponsor and our investors. However, the then-applicable NAV per Class I Unit would have been determined by the General Partner. Therefore, conflicts of interest exist due to the General Partner having determined the NAV per Class I Unit if partnership-level fees will be paid to the General Partner or its affiliates through the issuance of Class I Units. Furthermore, the then applicable NAV per Class I Unit would reflect an estimate as of a given point in time, and market, property and other conditions may change materially after that date. Accordingly, the then applicable NAV per Class I Unit may not accurately reflect the actual NAV per Class I Unit as of the date of issuance to the General Partner or its affiliates as payment for partnership-level fees.

Partnership Level Compensation

Asset Management Fee. We pay to the General Partner a monthly asset management fee in an amount up to one-twelfth of 1.0% of the assets under management (the “AUM”) of our portfolio. The AUM means the book value of our portfolio as of the last day of the immediately preceding month. For the purpose of calculating the asset management fee, book value shall mean the purchase price, as stipulated in the purchase agreement, plus closing costs unless the asset has been contributed to the Company. For contributed assets, the book value shall mean the agreed upon contribution value plus closing costs. The book value for acquisitions and contributed assets shall not include accumulated depreciation. In the event that we enter into a Joint Venture, the amount of the asset management fee will be calculated based upon our percentage of the equity contributed to the Joint Venture applied to the total purchase price of the underlying real estate asset. For the years ended December 31, 2025 and 2024, we incurred approximately $4.0 million and $2.2 million, respectively, in asset management fees to the General Partner.

Acquisition Fee. Acquisition fees are payable to the General Partner in connection with sourcing, underwriting, evaluating and acquiring each real estate asset (whether acquired directly for the Operating Partnership, or indirectly through wholly-owned entities or partially-owned entities (e.g., Joint Ventures) or co-ownership arrangements (e.g., as tenants-in-common) or through 1031 Exchanges) in an amount up to 1.0% of the total purchase price or agreed upon contribution value of the properties acquired. In the event that we enter into a Joint Venture, the amount of the acquisition fee will be calculated based upon our percentage of the equity contributed to the Joint Venture applied to the total purchase price of the underlying real estate asset. Acquisition services that are provided by the General Partner include finding, negotiating and procuring investment opportunities, underwriting services, production of presentations for investment, due diligence management, coordination and management of the acquisition process, real estate market research (including market, inventory, and transaction activity statistics), building and maintaining relationships with real estate leasing and investment broker resources and market makers, and management of the transition of ownership on our behalf. For the years ended December 31, 2025 and 2024, we paid approximately $1.4 million and $1.7 million, respectively, in acquisition fees to the General Partner.

Financing Fee. In the event of a Company financing or refinancing, we will pay to the General Partner a market-based financing fee of up to 0.5% of the loan amount. For the years ended December 31, 2025 and 2024, we paid approximately $0.9 million and $0.2 million, respectively, in financing fees to the General Partner.

Disposition Fee. In the event of a disposition or liquidation of one or more of our assets, we will pay the General Partner a disposition fee up to 0.50% of the contract sale price of each property disposed. In the event that we enter into a Joint Venture, the amount of the disposition fee will be calculated based upon our percentage of the equity contributed to the Joint Venture applied to the total sale price of the underlying real estate asset. For the year ended December 31, 2025, we paid approximately $41,000 in disposition fees to the General Partner. We did not pay any disposition fees to the General Partner in the year ended December 31, 2024.

Property Operations

We enter into a property management agreement with Sealy for each real estate asset we acquire and pay management fees at market rates, typically in the range of 2.0% - 4.0% of monthly gross cash receipts from operations, in exchange for property management services, and additional fees at market rates in exchange for other property-related services, such as development, construction management and leasing services. For the years ended December 31, 2025 and 2024, we incurred approximately $1.2 million and $0.8 million, respectively, to Sealy for services pursuant to these property management agreements.

Reimbursements of Expenses

Operating Expenses. We reimburse the General Partner or an affiliated entity for expenses incurred in the operation and administration of us and our subsidiaries, including expenses relating to the acquisition, development, asset management and disposition of portfolio investments, pursuit costs associated with transactions that are not consummated, and expenses associated with the origination, renewal or acquisition of a loan. We also reimburse the General Partner or an affiliated entity for the expenses incurred in connection with services and/or projects undertaken on behalf of us that are outside the scope of services ordinarily performed by the General Partner and for which we pay the General Partner or an affiliated entity a fee, including related personnel costs (generally determined as an allocation of compensation costs for such employees or personnel as reasonably estimated by the General Partner). We will not reimburse the General Partner or an affiliated entity for personnel costs in connection with services for which the General Partner or an affiliated entity receives a fee. In the event that the General Partner or an affiliated entity engages a third party to perform services that we have engaged the General Partner or affiliated entity to perform, such third parties will be compensated by the General Partner out of the fees paid to the General Partner. For the years ended December 31, 2025 and 2024, we incurred approximately $0.5 million and $0.3 million, respectively, in reimbursements payable to Sealy for operating expenses.

Offering-Related Expenses. Sealy, the Sponsor of our Private Offering, and/or the General Partner incur and pay certain expenses relating to the Private Offering and the DRIP. We reimburse Sealy or the General Partner, as the case may be, for reasonable offering-related expenses. Offering-related expenses consist of all expenses (other than fees and expenses paid to broker-dealers) to be paid by Sealy and/or the General Partner on our behalf in connection with the Private Offering, such as: (1) legal, accounting, printing, mailing, transfer agent and filing fees; (2) amounts to reimburse the General Partner or an affiliated entity for the portion of the salaries paid to employees that are responsible for providing certain services to us; (3) reimbursements for other marketing and organization costs; and (4) expenses associated with the DRIP. For the years ended December 31, 2025 and 2024, we paid to Sealy or the General Partner approximately $1.2 million and $3.0 million, respectively, in reimbursements for offering-related expenses.

Sales Support and Retainer Fees to SIS. We have paid, and may continue to pay, directly or reimburse SIS for certain operating and overhead expenses, including, but not be limited to, salaries and benefits for personnel associated with raising capital or associated with managing new and existing investor accounts, and reasonable travel and entertainment expenses of such persons. In addition, the Company has paid, and may continue to pay, directly or reimburse SIS for sponsorships and other expenses associated with attending conferences hosted by broker-dealers, registered investment advisers and/or due diligence firms. We also have paid, and may continue to pay, directly or reimburse SIS for separately invoiced due diligence expenses. During the Private Offering and for an additional period of time as mutually agreed by the Company and SIS, the Company has paid, and will continue to pay, a retainer fee to SIS in an amount up to $50,000 per month. For the years ended December 31, 2025 and 2024, we paid to SIS approximately $3.0 million and $3.0 million, respectively, in reimbursements for offering-related expenses.

Subordinated Participation Interest

After a Limited Partner (other than the General Partner and SCI II) receives distributions of distributable cash to (1) pay a 6% annual cumulative, non-compounded preferred return on such Limited Partner’s Unreturned Invested Capital (as defined in the Partnership Agreement), and (2) return all of such Limited Partner’s Unreturned Invested Capital, we will make subordinated distributions to Sealy Investor, an economic interest owner in the Partnership affiliated with the Sponsor, in the amount of 20% of the remaining distributable cash allocated to such Limited Partner. These distributions are referred to as the “Subordinated Participation Interest.” The payment of distributions to Limited Partners, the Unreturned Invested Capital, and the Subordinated Participation Interest are more particularly described in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distributions.” In the event that a Limited Partner has made more than one investment in Units, each investment in Units will be segregated for purposes of determining the amount, if any, of the Subordinated Participation Interest that is payable to Sealy Investor in connection with each of such Limited Partners’ investments in Units. There can be no assurance that we will pay each Limited Partner a 6% annual cumulative, non-compounded preferred return on such Limited Partner’s Unreturned Invested Capital or return all of such Limited Partner’s Unreturned Invested Capital, which we will target solely as a basis for an affiliate of Sealy to earn incentive compensation.

In the event that we list our Units, or convert to a corporation and lists our shares, on a national securities exchange, the Subordinated Participation Interest will be earned so long as (A) the market value of the Units (or shares) upon such listing plus distributions paid by us prior to listing exceeds (B) the total of the Limited Partners’ Unreturned Invested Capital plus the amount of distributions necessary to generate a 6% annual cumulative, noncompounded preferred return on the total of the Limited Partners’ Unreturned Invested Capital.

Any Subordinated Participation Interest that becomes payable may be paid in cash or Units, at the election of Sealy Investor.

Other Compensation

From time to time, we may compensate the General Partner or its affiliates for additional services they may provide. In such event, the compensation shall be no greater than market rates and on no less favorable terms to us than those generally available to us from unaffiliated third parties for a comparable level of quality and service, or as otherwise approved by the Management Committee. No other compensation for additional services was paid to the General Partner or its affiliates during 2025.

Conflicts of Interest

General

Sealy, the General Partner, and their affiliates receive market fees in connection with the services they provide to us and our subsidiaries, many of which are not related to our performance. Although the General Partner believes all fees are at market rates for the services rendered, such fees are not the result of arm’s-length negotiations. The General Partner has considerable discretion with respect to all decisions relating to the terms and timing of all transactions relating to our portfolio and, therefore, the receipt of fees by the General Partner may create conflicts of interest, particularly due to the fact that such fees generally will be payable to the General Partner regardless of the quality of the properties acquired or the services provided to us. Because of the General Partner’s affiliation with Sealy, the General Partner will face conflicts of interest with regard to any decision to replace Sealy as a service provider to us.

Sealy and affiliates of the General Partner may engage in other business that may conflict with our business. For example, we may invest in properties that compete with properties owned by other Sealy-sponsored investment entities for tenants. In the event of such competition, Sealy will experience conflicts of interest in positioning the properties for releasing. In addition, any other Sealy-sponsored investment entity may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. If that occurs, Sealy and its personnel may experience conflicts of interest in managing entities with diverging interests, including in regard to establishing the fees and other compensation to be received by Sealy from the various entities it serves.

The members of Sealy’s Investment Committee, many of whom also make investment-related decisions for other Sealy-sponsored investment entities, must determine which investment opportunities to recommend to us or another Sealy-sponsored investment entity, many of which have investment objectives similar to ours. Sealy has adopted investment allocation policies to safeguard us from being negatively affected as a result of any such potential conflicts. Sealy seeks to allocate investment opportunities among the various Sealy-sponsored entities in a manner that Sealy believes is fair and equitable over time and consistent with its investment allocation policies. Sealy’s Investment Committee provides a report of its investment allocation activities to the Management Committee at least quarterly.

Sealy cannot provide assurance that investment opportunities will be allocated to us fairly or equitably in the short term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable for us. To the extent direct conflicts arise between the investment activities of Sealy and its affiliates on the one hand and us on the other hand, the investment opportunity will be allocated to us in accordance with Sealy’s investment allocation policies. Sealy’s personnel must determine how to allocate their time and other resources among us and the other Sealy-sponsored investment programs they serve, which also may create conflicts of interest.

Director Independence

We do not have any directors. We are managed by the General Partner, an affiliate of Sealy, which has overall management responsibility for us. Although the General Partner has substantial discretion in our management, we have a Management Committee that, among other things, is responsible for ensuring that all of the General Partner’s investment decisions are being made within our stated investment guidelines and approving certain major decisions A majority of the members of the Management Committee must be Independent Members. For information regarding the Independent Members of the Management Committee, see "Item 10. Directors, Executive Officers and Corporate Governance."

Item 14. Principal Accounting Fees and Services.

During the years ended December 31, 2025 and 2024, we engaged Ernst & Young LLP to provide us with audit services. Services provided included the audit of annual financial statements, review of unaudited quarterly financial information, review and consultation regarding filings with the SEC, and consultation on financial accounting and reporting matters.

The table below sets forth fees we incurred with Ernst & Young LLP during the years ended December 31, 2025 and 2024, respectively:

	Year Ended
($s in thousands)	December 31, 2025	December 31, 2024
Audit Fees	$614	$203
Audit-Related Fees	—	—
Tax Fees (1)	217	203
All Other fees	—	—
	$831	$406

(1) Represents fees for all professional services performed by professional staff in Ernst & Young LLP’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

The General Partner has considered all services provided by Ernst & Young LLP to us and concluded that this involvement is compatible with maintaining the independent registered public accounting firm’s independence.The General Partner is responsible for appointing our independent registered public accounting firm and approving the terms of the independent registered public accounting firm’s services. All services rendered by Ernst & Young LLP for the years ended December 31, 2025 and 2024 were pre-approved by the General Partner.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and schedules filed. See “Index to Financial Statements” on page F-1 of this Annual Report on Form 10-K.

(b) Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form 10 (Commission File No. 000-56738) filed on April 21, 2025)
4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form 10 (Commission File No. 000-56738) filed on April 21, 2025)
4.3 *	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act
10.1

Loan Agreement, dated September 11, 2025, by and among Thrivent Financial for Lutherans and Sealy Gardner Avenue, L.L.C., Sealy South Green Road, L.L.C., Sealy Commercial Drive II, L.L.C., Sealy Pederson Road, L.L.C., Sealy Crossroads L, L.L.C., Sealy Stateline K, L.L.C., and Sealy Northpoint One, L.L.C. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission File No. 000-56738) filed on September 17, 2025)

10.2	Promissory Note, dated September 11, 2025 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission File No. 000-56738) filed on September 17, 2025)
10.3

First Amended and Restated Credit Agreement, dated as of January 15, 2026, by and among Sealy Industrial Partners IV OP, LP, KeyBank National Association, the other lenders which are parties thereto and other lenders that may become parties thereto, KeyBank National Association, as Agent, and KeyBanc Capital Markets, Inc., as Lead Arranger and Book Manager (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission File No. 000-56738) filed on January 22, 2026)

10.4

Purchase and Sale Agreement dated December 5, 2024 between Crossroads L, LLC and IDIG Stateline K, LLC, as seller, and Sealy Acquisitions, LLC, as buyer (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form 10 (Commission File No. 000-56738) filed on April 21, 2025)

21.1 *	Subsidiaries of the Registrant
31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH *	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104 *	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
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

Sealy Industrial Partners IV, LP and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the General Partner and the Limited Partners of Sealy Industrial Partners IV, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sealy Industrial Partners IV, LP and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in partners’ capital and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Dallas, Texas

March 12, 2026

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
(in thousands, except Units data)
ASSETS
Real estate assets, at cost:
Buildings and improvements	$347,880	$226,951
Land	57,225	36,333
Land improvements	42,358	30,328
Work in progress	951	—
Tenant improvements	500	269
Total real estate assets, at cost	448,914	293,881
Less: accumulated depreciation	(17,773)	(8,580)
Total real estate assets, net	431,141	285,301

Cash and cash equivalents	12,199	11,389
Prepaid expenses and other assets	11,001	5,180
Deferred financing costs, net of accumulated amortization of $4 and $424 as of December 31, 2025 and 2024, respectively	68	61
Acquired value of in-place leases, net of accumulated amortization of $15,691 and $6,979 as of December 31, 2025 and 2024, respectively	35,969	24,220
Above market intangible lease asset, net of accumulated amortization of $81 and $57 as of December 31, 2025 and 2024, respectively	227	17
Total Assets	$490,605	$326,168

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Secured revolving credit facility (Note 5)	$79,500	$34,500
Term loan (Note 5)	103,585	-
Accounts payable and accrued expenses	15,197	9,387
Deferred revenues	1,463	1,387
Below market intangible lease liability, net of accumulated amortization of $1,380 and $436 as of December 31, 2025 and 2024, respectively	4,521	2,434
Total liabilities	204,266	47,708

Commitments and contingencies (Note 7)	—	—

Partners' Capital
Series A preferred equity	125	125
General Partner's capital, 111 Units outstanding as of December 31, 2025 and 2024, respectively	8	8
Limited Partners' capital, 3,887,128 Units and 3,529,829 Units outstanding as of December 31, 2025 and 2024, respectively	284,000	276,252
Non-controlling interests	2,206	2,075
Total partners' capital	286,339	278,460

Total Liabilities and Partners' Capital	$490,605	$326,168

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Statements of Operations

	Year Ended
(in thousands, except Units and per-Unit data)	December 31, 2025	December 31, 2024
Revenues
Rental revenue	$36,614	$20,087
Other revenues	799	104
Total revenues	37,413	20,191

Operating expenses
Depreciation and amortization	18,777	10,189
Property taxes and insurance	7,035	4,046
Asset management fee	3,969	2,235
Property operating expenses	3,330	1,820
General and administrative	2,383	1,469
Total operating expenses	35,494	19,759

Operating income	1,919	432

Other income (expense)
Interest expense	(6,183)	(737)
Other income	152	800
Gain on sale of real estate assets	1,157	—
Total other income (expense)	(4,874)	63

Net income (loss)	$(2,955)	$495

Dividends to preferred shareholders	$15	$15
Net income (loss) attributable to non-controlling interests	(20)	4
Net income (loss) attributable to partners	$(2,950)	$476

Net income (loss) attributable to General Partner	$—	$—
Net income (loss) attributable to Limited Partners	$(2,950)	$476

Weighted average number of Units outstanding, basic and diluted	3,907,980	2,967,791
Earnings per Unit, basic and diluted	$(0.75)	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Statements of Changes in Partners' Capital

($s in thousands)	Series A Preferred Equity	General Partner	Limited Partners	Non-Controlling Interests	Total Partners' Capital
Balance, December 31, 2023	$125	$9	$190,813	$2,181	$193,128
Contributions, net of issuance costs of $7,603	—	—	99,044	—	99,044
Distributions	(15)	(1)	(12,042)	(110)	(12,168)
Redemptions	—	—	(2,039)	—	(2,039)
Net income	15	—	476	4	495
Balance, December 31, 2024	$125	$8	$276,252	$2,075	$278,460
Contributions, net of issuance costs of $5,722	—	—	67,623	261	67,884
Distributions	(15)	—	(15,826)	(110)	(15,951)
Redemptions	—	—	(41,099)	—	(41,099)
Net loss	15	—	(2,950)	(20)	(2,955)
Balance, December 31, 2025	$125	$8	$284,000	$2,206	$286,339

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
($s in thousands)	December 31, 2025	December 31, 2024
Cash flows from operating activities
Net income (loss)	$(2,955)	$495
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,857	9,910
Straight-line rent adjustment	(901)	(786)
Noncash interest expense	1,053	572
Gain on sale of real estate assets	(1,157)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,409)	(41)
Accounts payable and accrued expenses	5,287	3,481
Deferred revenues	76	759
Net cash provided by operating activities	15,851	14,390

Cash flows from investing activities
Purchase of real estate assets	(177,973)	(167,712)
Earnest money deposit	—	1,250
Capital expenditures	(1,937)	(613)
Deferred leasing costs	(225)	(735)
Net proceeds from sale of real estate assets	7,921	—
Net cash used in investing activities	(172,214)	(167,810)

Cash flows from financing activities
Proceeds from revolving credit facility	187,000	39,500
Repayments of revolving credit facility	(142,000)	(5,000)
Proceeds from term loan	105,220	—
Financing costs paid	(2,696)	(521)
Contributions	66,816	104,022
Payments for issuance costs	(6,077)	(7,686)
Distributions	(9,683)	(7,454)
Redemptions	(41,099)	(1,942)
Payment of distribution fees	(308)	(708)
Net cash provided by financing activities	157,173	120,211
Net change in cash and cash equivalents	810	(33,209)
Cash and cash equivalents, beginning of period	11,389	44,598
Cash and cash equivalents, end of period	$12,199	$11,389

	Year Ended
($s in thousands)	December 31, 2025	December 31, 2024
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$(4,628)	$(101)

Supplemental Disclosure of Noncash Investing and Financing Transactions
Increase in accrued issuance costs	$102	$15
Increase (Decrease) in accrued cash distributions	$(2)	$593
DRIP contributions	$5,659	$3,597
Increase in accrued DRIP distribution	$402	$523
DRIP distributions	$(6,061)	$(4,121)

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business

Sealy Industrial Partners IV, LP (the “Partnership”) was formed as a Georgia limited partnership on February 25, 2022. Sealy Industrial Partners IV REIT, LLC (the “SIP IV REIT”) is a controlled subsidiary of the Partnership, and Sealy Industrial Partners IV OP, LP (the “OP”) is a controlled subsidiary of the SIP IV REIT. In December 2025, the Partnership formed Sealy SIP IV Aldine Westfield TRS, LLC ("TRS JV"), and Sealy TRS I, LLC ("TRS I"), two taxable REIT subsidiaries ("TRSs"), as wholly owned subsidiaries of the OP. Unless stated otherwise or the context otherwise requires, the terms the "Company," "we," "our," and "us" refer to the Partnership and its subsidiaries, including the SIP IV REIT, the OP, and all of its consolidated subsidiaries. Sealy Industrial Partners IV GP, LLC (the “GP”) is the general partner of the Partnership. Sealy & Company, LLC (“Sealy”) is the sole member of the GP.

The GP contributed $5,000 to the Partnership in exchange for 55.4 Class I units of limited partnership interest in the Partnership and $5,000 to the OP in exchange for 55.4 units of limited partnership interest in the OP (the "OP Units"). Sealy SIP IV Investor, LLC (“SIP IV Investor”) owns subordinated participation interests (see "Note 8. Equity" for details) in the Partnership and the OP. Sealy Capital Investor II, LLC (“SCI-II”), through the transactions contemplated in a Distribution and Contribution Agreement with SIP IV Investor, among other parties, effective as of December 31, 2022, acquired SIP IV Investor's Class I units and OP Units and is deemed to have contributed $5,000 to the Partnership for 55.4 Class I units and $2,445,000 to the OP in exchange for 27,091.4 OP Units. The ownership interests of SIP IV Investor and SCI-II in the OP are recognized and measured as noncontrolling interests in the consolidated financial statements. As of December 31, 2025, noncontrolling interests represented 0.7% of the partnership interests in the OP.

In April 2022, the Partnership commenced an offering of Class A units of limited partnership interest (the "Class A Units"), Class I units of limited partnership interest (the "Class I Units"), and Class R units of limited partnership interest (the "Class R Units", and collectively with the Class A Units and the Class I Units, the "Units") for up to $750 million, expandable to $1 billion at the discretion of the GP (the “Private Offering”). Sealy is the sponsor of the Private Offering. For each Class I Unit and Class R Unit, the Partnership receives a capital contribution of $90.25; for each Class A Unit, the Partnership receives the net amount after deducting selling commission of up to $6.00, managing broker-dealer fee of up to $2.75, and broker-dealer due diligence fee of up to $1.00 from the investor contribution of $100.00. As of December 31, 2025, there were 3,887,128 Units issued and outstanding (see "Note 8. Equity" for details) under the Private Offering. All Units have the same voting rights and holders of such Units are together referred to as "Limited Partners". The Limited Partners, together with the GP, SIP IV Investor, and SCI-II, are referred to herein as the “Partners”.

On December 2, 2022, the SIP IV REIT admitted preferred shareholders through an offering of $125,000 in preferred shares at $1,000 per share.

The Company commenced operations on July 15, 2022 and primarily focuses on acquiring, owning, financing, developing, redeveloping, maintaining, operating, managing, leasing, and selling income-producing industrial and other commercial real estate properties throughout the United States. Substantially all of our business is conducted through the OP. As of December 31, 2025, we owned real estate located primarily in the Southern and Midwestern United States.

Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncement

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP. The presentation includes the accounts of the Company and those entities in which the Company has a controlling financial interest. The outside equity interest in the entities controlled by the Company are reflected in the consolidated financial statements as a noncontrolling interest. All intercompany transactions have been eliminated in consolidation.

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

Assets acquired are recorded at cost based on the contract purchase price plus transaction costs (the “Purchase Price”). The Purchase Price is then allocated based on the fair value of assets acquired and liabilities assumed, which generally consists of land, land improvements, buildings, tenant improvements, deferred leasing commissions, and intangible lease assets and liabilities. The fair value of the tangible assets is determined as if it were vacant. The determination of fair value includes the use of significant assumptions such as land comparables, discount rates, terminal capitalization rates and market rent assumptions. The value of acquired in-place leases is based on the difference on the date of the acquisition between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued "as-if" vacant. In allocating the fair value to identified intangibles for above-market or below-market leases, an amount is recorded based on the present value of the difference between prevailing market rental rates and the in-place lease rental rates measured over a period equal to the remaining term of the leases.

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

No impairment charge was recorded for the twelve months ended December 31, 2025 and 2024.

Fair value measurements

The Company utilizes a valuation technique to measure the fair value of assets and liabilities by using a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Accordingly, the fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•
Level 1 – unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•
Level 2 – quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;
•
Level 3 – prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

The estimated fair value of the Company’s fixed-rate debt as of December 31, 2025 approximated its carrying value of $105.2 million, calculated by discounting future cash payments through the term of the loan at a risk-adjusted rate. The discount rate used included a risk-free rate derived from the U.S. Treasury note interest rate as of December 31, 2025 and a risk premium provided by our lenders for companies with similar profiles as ours, which was a Level 3 input.

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

Prepaid expenses and other assets

Prepaid expenses and other assets include straight-line rent receivables, right-of-use assets, prepaid distribution fees (see "Note 8. Equity" for details), prepaid property insurance premiums, earnest money deposits for future acquisitions of real estate in contract, rent and other tenant receivables, deferred leasing costs, and other refundable deposits and prepaid expenses. Prepaid insurance is amortized over the respective insurance policy period. Management evaluates collectability of tenant receivables based on historical loss, current economic conditions, and tenant profile as of each reporting date. As the result of this evaluation, $0.9 million (including $0.2 million straight-line rent) of tenant receivable was written off at December 31, 2025. There was no allowance for doubtful accounts as of December 31, 2024.

The following table sets forth the balances of our prepaid expenses and other assets as of December 31, 2025 and 2024, respectively.

($s in thousands)	December 31, 2025	December 31, 2024
Straight-line rents	$2,773	$1,951
Right-of-use asset	2,335	—
Prepaid distribution fees	2,204	1,896
Contributions in transit	1,131	—
Lease commissions	787	710
Tenant receivables	621	161
Prepaid insurance	439	251
Other	711	211
Total Prepaid expenses and other assets	$11,001	$5,180

Deferred financing costs

Financing costs are direct costs incurred in obtaining debt instruments and are deferred and amortized over the term of the related debt. Deferred financing costs attributable to revolving debt are presented in the consolidated balance sheets as an asset. Deferred financing costs attributable to term loans are presented in the consolidated balance sheets as a direct reduction from the carrying amount of the associated debt. See "Note 5. Credit Facilities" for details.

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

All of our leases are triple-net or double-net leases, where the majority of property operating expenses are recovered from the tenants. Tenant recoveries are recognized as revenue in the same period the related expenses are incurred. As the timing and pattern of transfer for the rental income and the associated tenant recoveries are the same, we account for rental income and tenant recoveries as a single combined component as rental revenue on the accompanying consolidated statement of operations in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 842 – Leases.

Earnings per Unit

Earnings per Unit is calculated by dividing net income (loss) attributable to Limited Partners, who held partnership interests in Units, by the weighted average number of Units outstanding during the period. The Company had not issued any dilutive Units as of December 31, 2025.

	Year Ended
	December 31, 2025	December 31, 2024
Numerator:
Net income (loss) attributable to Limited Partners ('000s)	$(2,950)	$476
Denominator:
Weighted Average Units - Basic & Diluted	3,907,980	2,967,791

Earnings per Unit, basic and diluted	$(0.75)	$0.16

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

Income taxes

Under the present law, partnerships are pass-through entities and are not subject to U.S. federal income taxes, therefore, no provision has been made for federal income taxes in the accompanying financial statements. Although most states and cities where the OP operates follow the U.S. federal income tax treatment, there are certain jurisdictions, such as Texas, that impose income or franchise taxes on a partnership.

The SIP IV REIT has elected to be taxed as a REIT under the Code. As a REIT, the SIP IV REIT generally is not subject to federal income tax provided it continues to satisfy certain distribution, income, asset, and ownership tests under the Code. If it failed to maintain its qualification as a REIT, the SIP IV REIT would be subject to federal income tax at regular corporate rates and would not be able to qualify as a REIT for the subsequent four taxable years. The Company believes SIP IV REIT has qualified and will continue to qualify as a REIT, therefore, no provision has been made for federal income taxes in the accompanying financial statements. Even if the SIP IV REIT qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income tax and excise tax on its undistributed income which are included in general and administrative expenses on the accompanying statements of operations.

At December 31, 2025, the tax basis of the Company's real estate assets was approximately $473.9 million, which was approximately $12.0 million higher than the GAAP book basis recorded on the consolidated balance sheets.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company believes that it is more likely than not that all tax positions taken and expected to be taken on its tax returns would be sustained under examinations by the appropriate tax authority. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of December 31, 2025, tax returns for the year ended December 31, 2022 to current are open to possible examination by the tax authorities. No tax returns are currently under examination by any jurisdictions. Any interest and penalties would be recognized as interest expense and general and administrative expenses, respectively, if assessed.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03, "Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires enhanced disclosures that disaggregate significant income statement expense captions such as depreciation and amortization of real estate assets, property operating expenses, and employee compensation. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026. We are currently evaluating ASU 2024-03 to determine its impact on our financial statement disclosures.

On December 8, 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements ("ASU 2025-11"). ASU 2025-11 applies to all entities that prepare interim financial statements and notes under U.S. GAAP. This ASU specifies the form and content choices for interim financial statements and accompanying notes; adds a comprehensive list of required interim disclosures from numerous other ASC topics to Topic 270; and introduces a disclosure principle that requires disclosure of events since the end of the previous annual reporting period that materially affect the reporting entity. ASU 2025-11 is effective for interim periods within annual reporting periods beginning after December 15, 2027 for public business entities, and one-year deferral for all other entities. Early adoption is permitted for all entities. The Company is currently evaluating ASU 2025-11 to determine its impact on our financial statements and disclosures.

On December 8, 2025, the FASB issued ASU 2025-12, Codification Improvements ("ASU 2025-12") to correct, clarify, and otherwise improve U.S. GAAP. ASU 2025-12 provides 33 improvements that span a wide range of topics with six focus areas. The amendments are part of an ongoing FASB project to make non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. ASU 2025-12 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently reviewing ASU 2025-12 to identify any implications for its accounting policies, processes, or disclosures.

Note 3. Investments in Real Estate

Portfolio

As of December 31, 2025, we wholly owned 22 industrial real estate properties totaling approximately 5.4 million square feet of GLA located in eight states, including Indiana, Iowa, Kansas, Mississippi, Missouri, Ohio, Oklahoma, and Texas. Below is a summary of our investments in wholly-owned real estate, before depreciation and amortization, as of December 31, 2025 and December 31, 2024:

($s in thousands)	December 31, 2025	December 31, 2024
Buildings and improvements	$347,880	$226,951
Land	53,025	36,333
Land improvements	42,358	30,328
Work in progress	86	—
Tenant improvements	500	269
Acquired value of in-place leases	51,660	31,199
Above market rent lease intangibles	308	74
Below market rent lease intangibles	(5,901)	(2,870)
Total investments in real estate	$489,916	$322,284

During the twelve months ended December 31, 2025 and 2024, the Company recognized approximately $9.7 million and $5.5 million, respectively, of depreciation expense.

Acquisitions

During the twelve months ended December 31, 2025, we acquired six industrial properties, as further described below:

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
•
On June 30, 2025, we purchased an industrial property of 244,000 square feet in St. Louis, Missouri for approximately $25.5 million, exclusive of transaction costs. This acquisition was funded with $7.9 million of net proceeds from the disposition described below and a draw from the revolving credit facility.
•
On September 25, 2025, we purchased an industrial property of 413,000 square feet in Dallas, Texas for approximately $38.2 million, exclusive of transaction costs. This acquisition was funded with cash on hand and a $9.0 million draw from the revolving credit facility.
•
On December 10, 2025, we purchased an industrial property of approximately 303,000 square feet in Anderson, Indiana for approximately $33.4 million, exclusive of transaction costs. This acquisition was funded with a draw from the revolving credit facility.

The following table summarizes the Purchase Price (includes contract purchase price and transaction costs, as defined previously) and the allocation thereof to each asset class for wholly-owned properties acquired during the twelve months ended December 31, 2025 and 2024, respectively:

	Year Ended
($s in thousands)	December 31, 2025	December 31, 2024
Buildings and improvements	$125,209	$120,018
Land	17,542	18,131
Land improvements	12,830	14,052
Acquired value of in-place leases	20,978	17,121
Above market rent lease intangibles	260	—
Below market rent lease intangibles	(3,046)	(1,610)
Total Purchase Price	$173,773	$167,712

Disposition

During the twelve months ended December 31, 2025, we sold one industrial property of 56,000 square feet in Sulphur, Louisiana, for $8.3 million. The book basis of the sold property was approximately $6.8 million. We recognized a net gain of approximately $1.2 million. The net sales proceeds of $7.9 million were used to partially fund the acquisition closed on June 30, 2025 described above. We did not dispose of any real estate assets during the year ended December 31, 2024.

Lease intangibles

During the twelve months ended December 31, 2025 and 2024, the Company recognized the following lease intangibles amortization:

($s in thousands)	2025	2024
Acquired value of in-place leases	$8,929	$4,670
Above market intangible lease asset	$34	$14
Below market intangible lease liability	$(953)	$(294)

The following table summarizes future amortization of acquired lease intangibles as of December 31, 2025:

($s in thousands)	Acquired Value of In-Place Leases	Above Market Intangible Lease Asset	Below Market Intangible Lease Liability
2026	$11,216	$65	$(1,303)
2027	9,277	65	(1,124)
2028	5,704	27	(667)
2029	3,702	2	(466)
2030	1,440	2	(203)
Thereafter	4,630	66	(758)
Total	$35,969	$227	$(4,521)
Weighted average amortization period (years)	4.3	14.4	5.0

Note 4. Investment In Joint Venture

On December 4, 2025, the Company, through its wholly owned taxable REIT subsidiary TRS JV, entered into a joint venture agreement with IDV Aldine Westfield, LLC ("IDV") to acquire and develop land in Houston, Texas (the "IDV JV"). The Company maintains a 95% interest and IDV holds the remaining 5% interest in the IDV JV. In accordance with the consolidation principles in ASC Topic 810, Consolidation, the Company consolidated the IDV JV's financial statements and has included IDV's equity interest in the IDV JV as a non-controlling interest in the consolidated balance sheets.

The following table summarizes the joint venture values from our consolidated balance sheets (in thousands):

Financial Statement Line	December 31, 2025
Land	$4,200
Work in Progress	$865
Cash and cash equivalents	$28
Prepaid expenses and other assets	$8
Deferred financing costs	$65
Accounts payable and accrued expenses	$177
Non-controlling interests	$192

Note 5. Credit Facilities

The following table summarizes the Company's credit facilities as of December 31, 2025 and 2024, respectively:

		Outstanding Principal as of
($s in thousands)	Type	December 31, 2025	December 31, 2024	Interest Rate as of December 31, 2025	Maturity
KeyBank Credit Facility	Floating	$79,500	$34,500	5.83%	1/16/2026 (1)

Thrivent Term Loan	Fixed	105,220	—	5.39%	10/1/2030
Unamortized deferred financing costs		(1,635)	—
Term Loan, Net		$103,585	$—

(1) The maturity date was extended to March 30, 2029 pursuant to the amended and restated credit agreement, as described in "–Amended and Restated KeyBank Credit Agreement" below.

KeyBank Credit Facility

As of December 31, 2025, the Company was a party to a credit agreement with KeyBank National Association ("KeyBank") as agent and lender (the "KeyBank Credit Agreement"), which provided for a $100 million revolving credit facility maturing on January 16, 2026 (the "KeyBank Credit Facility"). During 2025 and 2024, borrowings under the KeyBank Credit Facility bore interest at floating rates based on the daily Secured Overnight Financing Rate ("SOFR") plus an applicable margin up to 2.0% depending on the then-current loan-to-value ratio as defined in the KeyBank Credit Agreement. Monthly interest payments were required on the outstanding balance. As of December 31, 2025, $20.5 million remained available for borrowing.

The Company paid an unused commitment fee of 0.20% per annum for the unused borrowing capacity under the KeyBank Credit Facility, payable quarterly. During each of the twelve months ended December 31, 2025 and 2024, we incurred approximately $90,000 of unused commitment fees.

The KeyBank Credit Facility was secured by the ownership interest in certain real estate assets owned by the Company. The KeyBank Credit Agreement imposed certain financial and other covenants, including restrictions on distributions.

We were in compliance with all debt covenants under the KeyBank Credit Agreement as of December 31, 2025 and 2024.

Amended and Restated KeyBank Credit Agreement

On January 15, 2026, the Company entered into a First Amended and Restated Credit Agreement (the "A&R Credit Agreement"), which amended and restated the KeyBank Credit Agreement. The A&R Credit Agreement provides for borrowings in the initial amount of $150 million of senior secured facilities (the “2026 KeyBank Credit Facility”), consisting of (i) a $150 million revolving line of credit (the “Revolver"), (ii) a term loan with no initial amount outstanding or committed (“KeyBank Term Loan A”), and subsequently in the amount designated upon the exercise of the accordion provision described below, and (iii) a term loan with no initial amount outstanding or committed (“KeyBank Term Loan B” and together with KeyBank Term Loan A, the “KeyBank Term Loans”), and subsequently in the amount designated upon the exercise of the accordion. So long as no default or event of default has occurred, the Company may increase the aggregate amount of the 2026 KeyBank Credit Facility to a maximum aggregate size of $500 million. Such increase may be allocated to (i) the then-existing revolving line of credit commitment, (ii) the initial Term Loan A commitment (or, once the initial Term Loan A commitment is provided, to the then-existing Term Loan A commitment), (iii) the initial Term Loan B commitment (or, once the initial Term Loan B commitment is provided, to the then-existing Term Loan B commitment), or (iv) any combination thereof satisfactory to KeyBank and applicable Lenders. The Revolver matures on March 30, 2029, with the option for a 12-month extension upon satisfaction of certain conditions. The KeyBank Term Loans mature on the date selected by the Company and agreed to by KeyBank and applicable Lenders (as defined in the A&R Credit Agreement), provided that in no event shall such maturity date occur earlier than the maturity date of the Revolver or the maturity date of any then-established KeyBank Term Loans.

As of January 15, 2026, the $75.6 million outstanding under the KeyBank Credit Facility became effectively outstanding under the 2026 KeyBank Credit Facility.

The Revolver bears interest at rates depending upon the type of loan and the Company’s leverage ratio, as defined in the A&R Credit Agreement. The Company will pay an unused facility fee of either 0.20% or 0.25% per annum (depending on the amount of the unused borrowing capacity).

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

The outstanding principal balance of the Thrivent Term Loan bears a fixed interest rate at 5.39% per annum. Interest for the period from September 11, 2025 to September 30, 2025 in the amount of $315,000 was prepaid on September 11, 2025. Subsequently, an interest-only payment of $473,000 is due on the first day of each month starting November 1, 2025. The Thrivent Term Loan matures on October 1, 2030. Prepayment in full is allowed upon payment of a Reinvestment Charge (as defined in the Thrivent Promissory Note) if prepaid on or before April 1, 2030 and without payment of a Reinvestment Charge if prepaid after April 1, 2030.

The Thrivent Term Loan is secured by, among other things, first-lien deeds of trust and mortgages encumbering seven properties owned by the Borrowers and is guaranteed by the OP.

Going Concern Considerations

In accordance with ASC 205-40, Going Concern, for each annual and interim reporting period, the Company is required to evaluate its ability to continue as a going concern by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. As of the issuance date of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, the Company did not have sufficient cash-on-hand to satisfy its repayment obligation when balances outstanding under the KeyBank Credit Facility became due within 12 months of the financial statements issuance date. Accordingly, we included disclosures in the Quarterly Report on Form 10-Q about management's plans to satisfy repayment obligations as they become due and management's conclusion that the Company would be able to continue as a going concern. On January 15, 2026, the Company entered into the A&R Credit Agreement with KeyBank and the balance outstanding thereunder matures on March 30, 2029. As a result, there is no longer any substantial doubt as defined by ASC 205-40 about the Company's ability to continue as a going concern within 12 months of the issuance of its financial statements.

Note 6. Operating Leases

Lessor Disclosures

The Company leases industrial real estate to tenants under operating leases with a weighted-average remaining lease term of 4.4 years as of December 31, 2025. The leases typically provide for base rent and other charges to cover certain operating expenses. Some of our operating leases include options to extend the lease term. For purposes of determining the lease term and lease classification, we exclude these extension periods unless it is reasonably certain at lease commencement that the option will be exercised.

As of December 31, 2025, future base rent under non-cancelable leases were as follows, assuming no exercise of lease renewal options, if any:

($s in thousands)
2026 (1)	$29,922
2027 (1)	28,040
2028 (1)	22,748
2029	19,920
2030	11,300
Thereafter	34,664
Total	$146,594

(1) Excludes base rent of $1,743, $1,804, and $332, respectively, for 2026, 2027, and 2028, from a tenant that is not probable to collect.

As of December 31, 2025 and December 31, 2024, security deposit liabilities of $895,000 and $778,000, respectively, were included in accounts payable and accrued expenses on our consolidated balance sheets.

Lessee Disclosures

We are a lessee to a ground lease associated with an industrial property acquired in 2025. The lease terminates on March 31, 2059 with one ten-year renewal option. As of December 31, 2025, the ground lease had a remaining lease term of 33.3 years. The ROU asset and lease liability associated with the ground lease was calculated by discounting future ground lease payments at the Company's incremental borrowing rate at 6.74% as of the acquisition date.

The following table details the future lease payments due under the ground lease as of December 31, 2025:

($s in thousands)
2026	$166
2027	166
2028	166
2029	170
2030	172
Thereafter	5,322
Total lease payment	6,162
Difference between undiscounted cash flows and discounted cash flow	(3,814)
Total lease liability	$2,348

Note 7. Commitments and Contingencies

From time to time in the normal course of our business, we may be party to legal proceedings arising from the ownership and operation of our industrial properties. We believe that the liabilities, if any, that may ultimately result from such legal proceedings will not have a materially adverse effect on our consolidated financial position, operations, or liquidity.

Note 8. Equity

As of December 31, 2025, the Partners' respective ownership interests, life-to-date contributions and redemptions were as follows:

($s in thousands)	% Owned	# of Units Owned (1)	# of OP Units Owned	Contributions (2)	Redemptions (3)
Formation Contribution
General Partner (4)	0.0%	56	55	$10	$—
SCI-II (4)	0.7%	55	27,092	2,450	—
Total Formation Contribution	0.7%	111	27,147	2,460	—

Private Offering
Class A Limited Partners	63.5%	2,485,390	—	225,298	(992)
Class I Limited Partners	3.2%	124,639	—	51,249	(40,000)
Class R Limited Partners	32.6%	1,277,099	—	117,490	(2,232)
Total Limited Partners	99.3%	3,887,128	—	394,037	(43,224)

Total	100.0%	3,887,239	27,147	$396,497	$(43,224)
(1)
Includes 4,247,431 Units issued under the Private Offering and 118,634 Units issued pursuant to the Partnership's DRIP, and net of 478,937 Units redeemed.
(2)
Includes approximately $383.3 million of initial contributions and approximately $10.7 million of DRIP contributions.
(3)
Redemption amounts reflect 10,993 Class A Units, 443,213 Class I units, and 24,731 Class R Units redeemed.
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

The following tables set forth the net proceeds raised from the Private Offering and the number of Units issued for the twelve months ended December 31, 2025 and 2024:

	Year Ended
	December 31, 2025		December 31, 2024
($s in thousands)	# of Units Issued	Proceeds	# of Units Issued	Proceeds
Class A	476,016	$42,960	716,071	$64,626
Class I	14,404	1,300	29,363	2,650
Class R	258,484	23,328	397,498	35,874
Total	748,904	$67,588	1,142,932	$103,150

The Partnership's DRIP allows the Limited Partners to elect to have their cash distributions attributable to the class of Units owned automatically reinvested in additional Units of the same class. The following tables set forth the DRIP contributions received, and the number of Units issued pursuant to the DRIP, during the twelve months ended December 31, 2025 and 2024:

	Year Ended
	December 31, 2025		December 31, 2024
($s in thousands)	# of Units Issued	DRIP Proceeds	# of Units Issued	DRIP Proceeds
Class A	40,667	$3,670	27,172	$2,452
Class I	2,216	200	2,295	207
Class R	19,823	1,789	10,391	938
Total	62,706	$5,659	39,858	$3,597

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

In each of the twelve months ended December 31, 2025 and 2024, the Company made distributions at an annualized rate of $4.05 per unit to holders of Units of record as of the last day of each quarter, payable the following month. Distributions payable as of December 31, 2025 and December 31, 2024 were approximately $3.9 million and $3.5 million, respectively. No distributions were made towards subordinated participation interests during 2025 and 2024.

Redemptions

In accordance with the Partnership Agreement, Limited Partners who have held their Units for at least one year may request to have the Company redeem, in part or in whole, Units held by such Limited Partners. The redemption price for Limited Partners who have held their Units for at least one year but less than two years will equal ninety-five percent of the then current gross offering price. As the distributable cash of the Company permits, a redemption request shall be accommodated as determined by the GP in its sole discretion. To the extent the redemption amount, as defined in the Partnership Agreement, exceeds the Limited Partner's preferred return account and unreturned capital, 80% of such excess will be paid to the Limited Partner, and 20% to SIP IV Investor as part of its subordinated participation interest.

Any redemption request that would result in the Limited Partner owning less than $50,000 in Units (based upon the per Unit net asset value then in effect) shall be deemed to be a request for redemption of all such Limited Partner’s Units.

In a privately negotiated transaction, effective November 4, 2025, the Partnership entered into a Class I Unit repurchase agreement with each of National Financial Services LLC FBO Dilip Vellodi & Amritha Vellodi JTWROS (the “Vellodi JTWROS”) and National Financial Services LLC FBO Dilip Vellodi Irrevocable Trust DTD (the “Vellodi Trust”). Pursuant to these agreements, the Partnership redeemed 99,722.992 Class I Units from the Vellodi JTWROS for approximately $8.9 million and 343,490.305 Class I Units from the Vellodi Trust for approximately $30.6 million. Each Class I Unit was redeemed at $89.23 per unit.

During the twelve months ended December 31, 2025, the Partnership redeemed 454,311 Units for approximately $41.1 million. During the twelve months ended December 31, 2024, 23,615 Units were redeemed for approximately $2.0 million. Discounts to the redemption price, per the Partnership Agreement for Limited Partners who held their Units for at least one year and less than two years, were approximately $457,000 and $93,000, for the twelve months ended December 31, 2025 and 2024, respectively.

Preferred Equity

In December 2022, the SIP IV REIT issued 125 non-voting Series A preferred shares at $1,000 per share for aggregate consideration before expenses of $125,000. The SIP IV REIT pays preferred dividends at an annual rate of 12% per share, payable in two installments each year.

Note 9. Related-Party Transactions

The following is a summary of amounts incurred with the GP, Sealy, and their affiliates during the twelve months ended December 31, 2025 and 2024:

	Year Ended
($s in thousands)	December 31, 2025	December 31, 2024	Financial Statement Line
Acquisition fees	$1,379	$1,659	Real estate assets
Asset management fee	$3,969	$2,235	Asset management fee
Distribution fees	$572	$795	Prepaid expenses and other assets
Financing fees	$876	$225	Deferred financing costs; Term loan
Issuance costs	$4,225	$6,111	Issuance costs
Leasing commissions	$93	$323	Prepaid expenses and other assets
Property management fees	$993	$473	Property operating expenses
Other	$1,338	$593	Various

•
Acquisition fees – the Company pays Sealy an acquisition fee of up to 1.0% of the total contract purchase price for real estate assets acquired. The Company also reimburses Sealy for acquisition-related expenses.
•
Asset management fee – the Company pays the GP an asset management fee of up to 1.0% of the book value of assets under management (the “AUM”) per annum payable monthly. The AUM is not adjusted for accumulated depreciation. As of December 31, 2025 and December 31, 2024, the asset management fee payable to the GP was $570,000 and $325,000, respectively.
•
Distribution fees – the Class R Unit is subject to a distribution fee of 0.25% of the Class R Unit price per annum, payable to Sealy Investment Securities, LLC ("SIS"), a Sealy affiliate and the managing broker-dealer for the Private Offering, from quarterly and liquidating distributions. The Company may prepay SIS, and has prepaid, the distribution fee in the amount of 2.5% of the Class R Unitholders’ gross contributions. As of December 31, 2025 and December 31, 2024, prepaid distribution fees were $2.2 million and $1.9 million, respectively. The Company is withholding from the investors’ quarterly distributions at an annual rate of 0.25% of gross contributions currently and will withhold from liquidating distributions, not to exceed 2.5% in total.
•
Financing fees – the GP may earn a financing coordination fee of up to 0.5% of the principal amount of new or refinanced loans for services related to loan negotiations.
•
Issuance costs – the Company reimburses Sealy and SIS for offering-related costs and costs in connection with the administration of the DRIP. Issuance costs reimbursement to Sealy ceased as of May 2025. The following table sets forth issuance costs we incurred with related parties for the respective periods:

	Year Ended
(in thousands)	December 31, 2025	December 31, 2024
Issuance costs - Sealy	$1,231	$3,080
Issuance costs - SIS	$2,994	$3,031

As of December 31, 2025 and December 31, 2024, issuance costs payable to SIS were approximately $399,000 and $351,000, respectively; no issuance costs remained payable to Sealy.

Additionally, the Company may pay SIS an alternative selling commission on Class I Units not to exceed 4.25% of gross offering proceeds. The Company incurred $55,000 of alternative selling commissions in the second quarter of 2025.

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
•
Other costs – the Company has no employees and, in accordance with the Partnership Agreement and the confidential private placement memorandum of the Private Offering, periodically reimburses Sealy and its affiliates for costs incurred on its behalf. These costs include compensation for management and administrative personnel providing services such as accounting and property management, as well as compliance costs, consulting services related to insurance, property tax, design services, and other expenses such as postage and pursuit costs on dead deals. As of December 31, 2025 and December 31, 2024, approximately $21,000 and $222,000 of other costs remained payable, respectively.

Note 10. Concentration Risks

The Company currently owns real estate located primarily in the Southern and Midwestern United States. This geographic concentration creates a concentration of credit risk with respect to revenue generation. The Company has not experienced losses with respect to its geographic concentration.

As of December 31, 2025, none of the Company's 36 tenants had an annualized base rent representing more than 10% of total annualized base rent.

Note 11. Subsequent Events

DST Offering

On December 10, 2025, the Company acquired a property of approximately 303,000 square feet in Anderson, Indiana (the "DST Property") for approximately $33.4 million, plus transaction costs, through a wholly owned subsidiary of the OP (the "Owner LLC"). On January 12, 2026, the OP assigned all of its right, title and interest in the Owner LLC to Sealy TRS I LLC (the "Depositor"), who converted the Owner LLC into a Delaware statutory trust on January 13, 2026. The trust was renamed as Sealy Industrial I, DST (the "DST-I"). The Depositor owned 100% of the beneficial interests in DST-I as of January 13, 2026. Under the trust agreement of DST-I, Sealy Master DST Trustee, LLC (the "Administrative Trustee"), a Georgia limited liability company and a wholly-owned subsidiary of Sealy, is the trust manager and is responsible for the operation of DST-I. DST-I has entered into an asset management agreement with Sealy, for the management of the day-to-day affairs of the trust; and a property management agreement with Sealy, for the management and operation of the DST Property.

On January 13, 2026, DST-I commenced a private placement offering of up to 100% of its beneficial interests to certain qualified accredited investors. The maximum offering amount is approximately $40.5 million. As the beneficial interests in DST-I are sold and investor contributions are received, DST-1 will pay the Depositor for the purchase price plus transaction costs of the DST Property, as well as a bridge carry costs of up to $1.6 million.

As of February 28, 2026, 10.05% of beneficial interests in DST-I had been sold.

A&R Credit Agreement

On January 15, 2026, the Company entered into the A&R Credit Agreement providing for the 2026 KeyBank Credit Facility. For further detail, see “Note 5. Credit Facilities – Amended and Restated KeyBank Credit Agreement”.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALY INDUSTRIAL PARTNERS IV, LP
Date:	March 12, 2026
By: Sealy Industrial Partners IV GP, LLC, its general partner

		By:	/s/ Mark P. Sealy
		Name:	Mark P. Sealy
		Title:	Manager

		By:	/s/ James Gilligan
		Name:	James Gilligan
		Title:	Principal Financial Officer

S-1