Form 10-Q
period 2026-03-31
Sealy Industrial Partners IV, LP
filed 2026-05-06
CIK 1929017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 4,088,710 units of limited partnership interest outstanding.

GLOSSARY

Annualized Base Rental Revenue

Contractual monthly base rent as of March 31, 2026 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of March 31, 2026, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

Same Store Properties/Acquired Properties

Same Store Properties are properties acquired before January 1, 2025 and held as in-service properties at March 31, 2026. Acquired Properties are properties acquired on or after January 1, 2025 and held as in-service properties at March 31, 2026.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K filed with the SEC on March 12, 2026 (the "Annual Report on Form 10-K"). Our results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results expected for the full year.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
(in thousands, except Units data)	(unaudited)
ASSETS
Real estate assets, at cost:
Buildings and improvements	$323,324	$347,880
Land	54,549	57,225
Land improvements	39,277	42,358
Work in progress	3,632	951
Tenant improvements	500	500
Total real estate assets, at cost	421,282	448,914
Less: accumulated depreciation	(20,483)	(17,773)
Total real estate assets, net	400,799	431,141

Cash and cash equivalents	16,368	12,199
Prepaid expenses and other assets	10,702	11,001
Investment in DST (Note 5)	25,967	—
Deferred financing costs, net of accumulated amortization of $85 and $4 as of March 31, 2026 and December 31, 2025, respectively	1,594	68
Acquired value of in-place leases, net of accumulated amortization of $18,439 and $15,691 as of March 31, 2026 and December 31, 2025, respectively	29,320	35,969
Above market intangible lease asset, net of accumulated amortization of $97 and $81 as of March 31, 2026 and December 31, 2025, respectively	211	227
Total Assets	$484,961	$490,605

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Secured revolving credit facility (Note 6)	$69,000	$79,500
Term loan (Note 6)	103,660	103,585
Accounts payable and accrued expenses	14,807	15,197
Deferred revenues	1,788	1,463
Below market intangible lease liability, net of accumulated amortization of $1,684 and $1,380 as of March 31, 2026 and December 31, 2025, respectively	3,410	4,521
Total liabilities	192,665	204,266

Commitments and contingencies (Note 8)	—	—

Partners' Capital
Series A preferred equity	125	125
General Partner's capital, 111 Units outstanding as of March 31, 2026 and December 31, 2025, respectively	8	8
Limited Partners' capital, 4,036,671 Units and 3,887,128 Units outstanding as of March 31, 2026 and December 31, 2025, respectively	289,900	284,000
Non-controlling interests	2,263	2,206
Total partners' capital	292,296	286,339

Total Liabilities and Partners' Capital	$484,961	$490,605

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months Ended
(in thousands, except Units and per-Unit data)	March 31, 2026	March 31, 2025
Revenues
Rental revenue	$10,197	$7,659
Other revenues	44	22
Total revenues	10,241	7,681

Operating expenses
Depreciation and amortization	5,631	3,628
Property taxes and insurance	2,172	1,371
Asset management fee	1,168	806
Property operating expenses	1,074	749
General and administrative	603	502
Total operating expenses	10,648	7,056

Operating income (loss)	(407)	625

Other income (expense)
Income from DST investment	619	—
Interest income	27	26
Interest expense	(2,582)	(792)
Total other income (expense)	(1,936)	(766)

Net loss	$(2,343)	$(141)

Dividends to preferred shareholders	4	4
Net loss attributable to non-controlling interests	(16)	(1)
Net loss attributable to partners	$(2,331)	$(144)

Net loss attributable to General Partner	$—	$—
Net loss attributable to Limited Partners	$(2,331)	$(144)

Weighted average number of Units outstanding, basic and diluted	3,970,662	3,660,029
Earnings per Unit, basic and diluted	$(0.59)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Statements of Changes in Partners' Capital (unaudited)

(in thousands)	Series A Preferred	General Partner	Limited Partners	Non-Controlling Interests	Total Partners' Capital
Balance, December 31, 2025	$125	$8	$284,000	$2,206	$286,339
Contributions, net of issuance costs of $1,299	—	—	13,430	100	13,530
Distributions	(4)	—	(3,965)	(27)	(3,996)
Redemptions	—	—	(1,234)	—	(1,234)
Net loss	4	—	(2,331)	(16)	(2,343)
Balance, March 31, 2026	$125	$8	$289,900	$2,263	$292,296

(in thousands)	Series A Preferred	General Partner	Limited Partners	Non-Controlling Interests	Total Partners' Capital
Balance, December 31, 2024	$125	$8	$276,252	$2,075	$278,460
Contributions, net of issuance costs of $2,099	—	—	19,667	—	19,667
Distributions	(4)	—	(3,655)	(27)	(3,686)
Net loss	4	—	(144)	(1)	(141)
Balance, March 31, 2025	$125	$8	$292,120	$2,047	$294,300

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net loss	$(2,343)	$(141)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	5,631	3,628
Above/below market rent intangibles amortization	(289)	(146)
Straight-line rent adjustment	(112)	(292)
Noncash interest expense	164	288
Changes in operating assets and liabilities:
Prepaid expenses and other assets	721	(361)
Accounts payable and accrued expenses	(2,741)	(1,374)
Deferred revenues	325	(63)
Net cash provided by operating activities	1,356	1,539

Cash flows from investing activities
Purchase of real estate assets	—	(59,092)
Earnest money deposit	—	(300)
Capital expenditures	(600)	(84)
Deferred leasing costs	(177)	(49)
Return of investment from DST	6,076	—
Net cash provided by (used in) investing activities	5,299	(59,525)

Cash flows from financing activities
Proceeds from revolving credit facility	7,100	58,000
Repayments of revolving credit facility	(17,600)	(17,700)
Financing costs paid	(1,615)	(903)
Contributions	14,329	20,506
Payments for issuance costs	(1,254)	(1,780)
Distributions	(2,214)	(2,145)
Redemptions	(1,234)	—
Recovery of distribution fees	2	—
Net cash provided by (used in) financing activities	(2,486)	55,978
Net change in cash and cash equivalents	4,169	(2,008)
Cash and cash equivalents, beginning of period	12,199	11,389
Cash and cash equivalents, end of period	$16,368	$9,381

	Three Months Ended
($s in thousands)	March 31, 2026	March 31, 2025
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$(2,380)	$(404)

Supplemental Disclosure of Noncash Investing and Financing Transactions
Increase in accrued issuance costs	$45	$324
Increase in accrued cash distributions	$9	$104
DRIP contributions	$1,637	$1,260
Increase in accrued DRIP distributions	$57	$73
DRIP distributions	$(1,694)	$(1,333)
Contribution of property to DST	$(33,358)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Notes to Consolidated Financial Statements

(UNaudited)

Note 1. Organization and Description of Business

Sealy Industrial Partners IV, LP (the “Partnership”) was formed as a Georgia limited partnership on February 25, 2022. Sealy Industrial Partners IV REIT, LLC (the “SIP IV REIT”) is a controlled subsidiary of the Partnership and Sealy Industrial Partners IV OP, LP (the “OP”) is a controlled subsidiary of the SIP IV REIT. In December 2025, the Partnership formed Sealy SIP IV Aldine Westfield TRS, LLC ("TRS JV"), and Sealy TRS I, LLC ("TRS I"), two taxable REIT subsidiaries ("TRSs"), as wholly owned subsidiaries of the OP. Unless stated otherwise or the context otherwise requires, the terms the "Company," "we," "our," and "us" refer to the Partnership and its subsidiaries, including the SIP IV REIT, the OP, and all of its consolidated subsidiaries. Sealy Industrial Partners IV GP, LLC (the “GP”) is the general partner of the Partnership. Sealy & Company, LLC (“Sealy”) is the sole member of the GP.

The GP contributed $5,000 to the Partnership in exchange for 55.4 Class I units of limited partnership interest in the Partnership and $5,000 to the OP in exchange for 55.4 units of limited partnership interest in the OP (the "OP Units"). Sealy SIP IV Investor, LLC (“SIP IV Investor”) owns subordinated participation interests (see "Note 9. Equity" for details) in the Partnership and the OP. Sealy Capital Investor II, LLC (“SCI-II”), through the transactions contemplated in a Distribution and Contribution Agreement with SIP IV Investor, among other parties, effective as of December 31, 2022, acquired SIP IV Investor's Class I units and OP Units and is deemed to have contributed $5,000 to the Partnership for 55.4 Class I units and $2,445,000 to the OP in exchange for 27,091.4 OP Units. The ownership interests of SIP IV Investor and SCI-II in the OP are recognized and measured as noncontrolling interests in the consolidated financial statements. As of March 31, 2026, noncontrolling interests represented 0.7% of the partnership interests in the OP.

In April 2022, the Partnership commenced an offering of Class A units of limited partnership interest (the "Class A Units"), Class I units of limited partnership interest (the "Class I Units"), and Class R units of limited partnership interest (the "Class R Units", and collectively with the Class A Units and the Class I Units, the "Units") for up to $750 million, expandable to $1 billion at the discretion of the GP (the “Private Offering”). Sealy is the sponsor of the Private Offering. For each Class I Unit and Class R Unit, the Partnership receives a capital contribution of $90.25; for each Class A Unit, the Partnership receives the net amount after deducting selling commission of up to $6.00, managing broker-dealer fee of up to $2.75, and broker-dealer due diligence fee of up to $1.00 from the investor contribution of $100.00. As of March 31, 2026, there were 4,036,671 Units issued and outstanding (see "Note 9. Equity" for details) under the Private Offering. All Units have the same voting rights and holders of such Units are together referred to as "Limited Partners". The Limited Partners, together with the GP, SIP IV Investor, and SCI-II, are referred to herein as the “Partners”.

On December 2, 2022, the SIP IV REIT admitted preferred shareholders through an offering of $125,000 in preferred shares at $1,000 per share.

The Company commenced operations on July 15, 2022 and primarily focuses on acquiring, owning, financing, developing, redeveloping, maintaining, operating, managing, leasing, and selling income-producing industrial and other commercial real estate properties throughout the United States. Substantially all of our business is conducted through the OP. As of March 31, 2026, we owned real estate located primarily in the Southern and Midwestern United States.

Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncement

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP. The presentation includes the accounts of the Company and those entities in which the Company has a controlling financial interest. The outside equity interest in the entities controlled by the Company are reflected in the consolidated financial statements as a noncontrolling interest. All intercompany transactions have been eliminated.

We have prepared the accompanying unaudited financial information pursuant to the rules and regulations of the SEC. Management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the reported periods have been included.

The results of operations for such interim periods are not necessarily indicative of the results for the full year and should be read in conjunction with the consolidated financial statements for the years ended December 31, 2025 and 2024 included in our Annual Report on Form 10-K.

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

Assets acquired are recorded at cost based on the contract purchase price plus transaction costs (the “Purchase Price”). The Purchase Price is then allocated based on the fair value of assets acquired and liabilities assumed, which generally consists of land, land improvements, buildings, tenant improvements, deferred leasing commissions, and intangible lease assets and liabilities. The fair value of the tangible assets is determined as if they were vacant. The determination of fair value includes the use of significant assumptions such as land comparables, discount rates, terminal capitalization rates and market rent assumptions. The value of acquired in-place leases is based on the difference on the date of the acquisition between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued "as-if" vacant. In allocating the fair value to identified intangibles for above-market or below-market leases, an amount is recorded based on the present value of the difference between prevailing market rental rates and the in-place lease rental rates measured over a period equal to the remaining term of the leases.

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

No impairment charge was recorded for the three months ended March 31, 2026 and 2025.

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

The estimated fair value of the Company’s fixed-rate term loan as of March 31, 2026 was approximately $104.3 million, calculated by discounting future cash payments through the term of the loan at a risk-adjusted rate. The discount rate used included a risk-free rate derived from the U.S. Treasury note interest rate as of March 31, 2026 and a risk premium provided by our lenders for companies with similar profiles as ours, which was a Level 3 input. The carrying amounts for the Company’s variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

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

Prepaid expenses and other assets

Prepaid expenses and other assets include straight-line rent receivables, right-of-use assets, prepaid distribution fees (see "Note 9. Equity" for details), prepaid property insurance premiums, earnest money deposits for future acquisitions of real estate in contract, rent and other tenant receivables, deferred leasing costs, and other refundable deposits and prepaid expenses. Prepaid insurance is amortized over the respective insurance policy period. Management evaluates collectability of tenant receivables based on historical loss, current economic conditions, and tenant profile as of each reporting date.

The following table sets forth the balances of our prepaid expenses and other assets as of March 31, 2026 and December 31, 2025, respectively.

($s in thousands)	March 31, 2026	December 31, 2025
Straight-line rents	$2,885	$2,773
Right-of-use asset	2,328	2,335
Prepaid distribution fees	2,201	2,204
Contributions in transit	—	1,131
Lease commissions	925	787
Tenant receivables	241	621
Prepaid insurance	166	439
Receivable from DST	1,378	—
Other	578	711
Total Prepaid expenses and other assets	$10,702	$11,001

Deferred financing costs

Financing costs are direct costs incurred in obtaining debt instruments and are deferred and amortized over the term of the related debt. Deferred financing costs attributable to revolving debt are presented in the consolidated balance sheets as an asset. Deferred financing costs attributable to term loans are presented in the consolidated balance sheets as a direct reduction from the carrying amount of the associated debt. See "Note 6. Credit Facilities" for details.

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

Income Taxes

Under the present law, partnerships are pass-through entities and are not subject to U.S. federal income taxes. The SIP IV REIT has elected to be taxed as a REIT under the Code; as a REIT, the SIP IV REIT generally is not subject to federal income tax provided it continues to satisfy certain distribution, income, asset, and ownership tests under the Code. Taxable income from non-REIT activities managed through the Company’s TRSs is subject to federal, state, and local taxes, which are presently not material. Therefore, no provision has been made for federal income taxes in the accompanying financial statements.

Earnings per Unit

Earnings per Unit is calculated by dividing net income (loss) attributable to Limited Partners, who held partnership interests in Units, by the weighted average number of Units outstanding during the period. The Company had not issued any dilutive Units as of March 31, 2026.

	Three Months Ended
	March 31, 2026	March 31, 2025
Numerator:
Net loss attributable to Limited Partners ('000s)	$(2,331)	$(144)
Denominator:
Weighted average number of Units outstanding, basic and diluted	3,970,662	3,660,029

Earnings per Unit, basic and diluted	$(0.59)	$(0.04)

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

Note 3. Investments in Real Estate

Portfolio

As of March 31, 2026, we wholly owned 21 industrial real estate properties totaling approximately 5.1 million square feet of GLA located in eight states, including Indiana, Iowa, Kansas, Mississippi, Missouri, Ohio, Oklahoma, and Texas. Below

is a summary of our investments in wholly-owned real estate, before depreciation and amortization, as of March 31, 2026 and December 31, 2025:

($s in thousands)	March 31, 2026	December 31, 2025
Buildings and improvements	$323,324	$347,880
Land	50,349	53,025
Land improvements	39,277	42,358
Work in progress	86	86
Tenant improvements	500	500
Acquired value of in-place leases	47,759	51,660
Above market rent lease intangibles	308	308
Below market rent lease intangibles	(5,094)	(5,901)
Total investments in real estate	$456,509	$489,916

During the three months ended March 31, 2026 and 2025, the Company recognized approximately $2.8 million and $2.0 million, respectively, of depreciation expense associated with its tangible real estate assets.

Acquisitions

During the three months ended March 31, 2026, we did not acquire any additional properties. During the three months ended March 31, 2025, we acquired two industrial real estate assets, totaling approximately 760,000 square feet, for a total Purchase Price (including contract purchase price and transaction costs, as defined previously) of approximately $59.1 million.

Investment in DST

In January 2026, the Company formed a DST and contributed a property acquired in December 2025 to the DST. See "Note 5. Investment in DST" for more information.

Lease intangibles

During the three months ended March 31, 2026 and 2025, the Company recognized the following lease intangibles amortization:

	Three Months Ended
($s in thousands)	March 31, 2026	March 31, 2025
Acquired value of in-place leases	$2,781	$1,591
Above market intangible lease asset	$16	$1
Below market intangible lease liability	$(305)	$(147)

The following table summarizes future amortization of acquired lease intangibles as of March 31, 2026:

($s in thousands)	Acquired Value of In-Place Leases	Above Market Intangible Lease Asset	Below Market Intangible Lease Liability
2026	$8,095	$49	$(922)
2027	8,925	65	(1,052)
2028	5,352	27	(594)
2029	3,349	2	(393)
2030	1,088	2	(130)
Thereafter	2,511	66	(319)
Total	$29,320	$211	$(3,410)
Weighted average amortization period (years)	3.5	14.1	3.8

Note 4. Investment In Joint Venture

On December 4, 2025, the Company, through its wholly owned taxable REIT subsidiary, TRS JV, entered into a joint venture agreement with IDV Aldine Westfield, LLC ("IDV") to acquire and develop land in Houston, Texas (the "IDV JV"). The Company maintains a 95% interest and IDV holds the remaining 5% interest in the IDV JV. In accordance with the consolidation principles in ASC Topic 810, Consolidation-Overall ("ASC 810"), the Company consolidated the IDV JV's financial statements and has included IDV's equity interest in the IDV JV as a non-controlling interest in the consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the Company has contributed approximately $5.6 million and $4.8 million to the IDV JV.

The following table summarizes the joint venture amounts included in our consolidated balance sheets (in thousands):

Financial Statement Line	March 31, 2026	December 31, 2025
Land	$4,200	$4,200
Work in Progress	$3,547	$865
Cash and cash equivalents	$327	$28
Prepaid expenses and other assets	$67	$8
Deferred financing costs	$65	$65
Accounts payable and accrued expenses	$1,066	$177
Non-controlling interests	$292	$192

Note 5. Investment in DST

On December 10, 2025, the Company acquired a property of approximately 303,000 square feet in Anderson, Indiana (the "DST Property") for approximately $33.4 million, plus transaction costs, through a wholly owned subsidiary of the OP (the "Owner LLC"). On January 12, 2026, the OP assigned all of its rights, title and interest in the Owner LLC to TRS I (the "Depositor"), who converted the Owner LLC into a DST, which was renamed as Sealy Industrial I, DST ("DST-I", or the "Trust") on January 13, 2026. The Depositor owned 100% of the beneficial interests in DST-I as of January 13, 2026. Under the trust agreement of DST-I (the "Trust Agreement"), Sealy Master DST Trustee, LLC (the "Administrative Trustee"), a Georgia limited liability company and a wholly-owned subsidiary of Sealy, is the trust manager and is responsible for the operation of DST-I. DST-I has entered into an asset management agreement with Sealy for the management of the day-to-day affairs of the Trust; and a property management agreement with Sealy for the management and operation of the DST Property. The Administrative Trustee is prohibited from taking actions that would constitute a power to vary the investment, including reinvestment beyond constrained cash management, mortgage financing/refinancing, entering new leases except in tenant bankruptcy/insolvency, and more than minor non-structural modifications except as required by law.

On January 13, 2026, DST-I commenced a private placement offering of up to 100% of its beneficial interests to certain qualified accredited investors (the "DST I Offering"). The maximum offering amount is approximately $40.5 million. As the beneficial interests in DST-I are sold and investor contributions are received, DST-I will pay the Depositor for the purchase price plus transaction costs of the DST Property, as well as a bridge carry fee of up to $1.6 million, or 4% of the maximum offering amount.

As of March 31, 2026, approximately 22.06% of the beneficial interests in DST-I had been sold and TRS I held approximately 77.94% of the beneficial interests in DST-I, or approximately $26.0 million.

Management performed a consolidation assessment pursuant to the consolidation guidance under ASC 810. We concluded that, while DST-I is a variable interest entity ("VIE"), the Company is not required to consolidate as the Company is not the primary beneficiary of the VIE. Under the Trust Agreement, the investors (including the Company) generally have no right to manage or operate the Trust and their rights are primarily limited to receiving pro rata distributions. As the Company has no significant influence over the Trust and the DST investment, the Company uses the cost method of accounting to account for its investment in DST-I under ASC 321, Investments – Equity Securities. The Company's investment in DST is measured at cost, with remeasurements to fair value upon impairment or upon a price change observed in an orderly transaction of the same or similar investment of the same issuer. The Company's maximum exposure to loss as a result of its involvement with the VIE is its investment balance, which was $26.0 million as of March 31, 2026.

During the three months ended March 31, 2026, the Company earned approximately $357,000 of bridge carry fee (4% of the DST-I Offering proceeds through March 31, 2026) and $262,000 of distributions (determined monthly by DST-I based on excess cash available). Of these earned amounts, $64,000 was received in April 2026.

Note 6. Credit Facilities

The following table summarizes the Company's credit facilities as of March 31, 2026 and December 31, 2025, respectively:

		Outstanding Principal as of
($s in thousands)	Type	March 31, 2026	December 31, 2025	Interest Rate as of March 31, 2026	Maturity
KeyBank credit facility	Floating	$69,000	$79,500	5.40%	3/30/2029

Thrivent term loan	Fixed	105,220	105,220	5.39%	10/1/2030
Unamortized deferred financing costs		(1,560)	(1,635)
Term loan, net		$103,660	$103,585

KeyBank Credit Facilities

The Company is a party to a credit agreement with KeyBank National Association ("KeyBank") as agent and lender. Prior to January 15, 2026, the KeyBank credit agreement provided a revolving credit facility with an aggregate commitment amount of $100 million, maturing on January 16, 2026. On January 15, 2026, the Company entered into an amended and restated credit agreement with KeyBank (the "A&R Credit Agreement"), which amended and restated the previous agreement with KeyBank. The A&R Credit Agreement provides for borrowings in the initial amount of $150 million of senior secured facilities (the “2026 KeyBank Credit Facility”), consisting of (i) a $150 million revolving line of credit (the “Revolver"), (ii) a term loan with no initial amount outstanding or committed (“KeyBank Term Loan A”), and subsequently in the amount designated upon the exercise of the accordion provision described below, and (iii) a term loan with no initial amount outstanding or committed (“KeyBank Term Loan B” and together with KeyBank Term Loan A, the “KeyBank Term Loans”), and subsequently in the amount designated upon the exercise of the accordion. So long as no default or event of default has occurred, the Company may increase the aggregate amount of the 2026 KeyBank Credit Facility to a maximum aggregate size of $500 million. Such increase may be allocated to (i) the then-existing revolving line of credit commitment, (ii) the initial KeyBank Term Loan A commitment (or, once the initial KeyBank Term Loan A commitment is provided, to the then-existing KeyBank Term Loan A commitment), (iii) the initial KeyBank Term Loan B commitment (or, once the initial KeyBank Term Loan B commitment is provided, to the then-existing KeyBank Term Loan B commitment), or (iv) any combination thereof satisfactory to KeyBank and applicable lenders. The Revolver matures on March 30, 2029, with the option for a 12-month extension upon satisfaction of certain conditions. The KeyBank Term Loans mature on the date selected by the Company and agreed to by KeyBank and applicable lenders, provided that in no event shall such maturity date occur earlier than the maturity date of the Revolver or the maturity date of any then-established KeyBank Term Loans.

Borrowings under the Revolver bear interest at floating rates based on the daily Secured Overnight Financing Rate ("SOFR") plus an applicable margin depending on the then-current leverage ratio as defined in the A&R Credit Agreement, which is 1.75% if the Company’s leverage ratio is less than 50% and 1.85% if the Company’s leverage ratio is equal to or greater than 50% (in each case a decrease from the applicable margin of 2.00% in the prior KeyBank credit agreement). Monthly interest payments are required on the outstanding balance. During the three months ended March 31, 2026 and 2025, the weighted average interest rate on the borrowings under the Revolver was 5.43% and 6.42%, respectively.

The Company pays an unused facility fee of either 0.20% or 0.25% per annum (depending on the amount of the unused borrowing capacity), payable quarterly. During the three months ended March 31, 2026 and 2025, we paid approximately $42,000 and $27,000 of unused commitment fees, respectively.

Borrowings under the KeyBank credit agreements are secured by the ownership interest in certain real estate assets owned by the Company. The KeyBank credit agreements imposed certain customary financial and other covenants, including limitations on permitted investments and distributions. We were in compliance with all debt covenants under the KeyBank credit agreements as of March 31, 2026 and December 31, 2025.

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

Deferred Financing Costs

Deferred financing costs related to the A&R Credit Agreement were approximately $1.6 million and are amortized using the straight-line method over 3.2 years. Deferred financing costs related to the previous KeyBank credit agreement had been fully amortized when we entered into the A&R Credit Agreement and written off. During the three months ended March 31, 2026 and 2025, we recognized approximately $89,000 and $288,000 of amortization expense related to deferred financing costs, respectively. Deferred financing costs for the KeyBank credit agreements are presented as a deferred asset on our consolidated balance sheets, net of accumulated amortization.

Deferred financing costs related to the Thrivent Term Loan were approximately $1.7 million, and are amortized using the effective interest method over the term of the loan. During the three months ended March 31, 2026, we recognized approximately $75,000 in amortization expense related to Thrivent Term Loan deferred financing costs.

Note 7. Operating Leases

Lessor Disclosures

The Company leases industrial real estate to tenants under operating leases with a weighted-average remaining lease term of 3.8 years as of March 31, 2026. The leases typically provide for base rent and other charges to cover certain operating expenses. Some of our operating leases include options to extend the lease term. For purposes of determining the lease term and lease classification, we exclude these extension periods unless it is reasonably certain at lease commencement that the option will be exercised.

As of March 31, 2026, future base rent under non-cancelable leases were as follows, assuming no exercise of lease renewal options, if any:

($s in thousands)
2026 (1)	$20,920
2027 (1)	25,930
2028 (1)	20,522
2029	17,694
2030	9,074
Thereafter	20,189
Total	$114,329

(1) Excludes base rent of $1,315, $1,804, and $332, respectively, for 2026, 2027, and 2028, from a tenant that is not probable to collect.

As of March 31, 2026 and December 31, 2025, security deposit liabilities of $895,000 for both periods were included in accounts payable and accrued expenses on our consolidated balance sheets.

Lessee Disclosures

We are a lessee to a ground lease associated with an industrial property acquired in 2025. The lease terminates on March 31, 2059 with one ten-year renewal option. As of March 31, 2026, the ground lease had a remaining lease term of 33.0 years. The ROU asset and lease liability associated with the ground lease was calculated by discounting future ground lease payments at the Company's incremental borrowing rate at 6.74% as of the acquisition date.

The following table details the future lease payments due under the ground lease as of March 31, 2026:

($s in thousands)
2026	$125
2027	166
2028	166
2029	170
2030	172
Thereafter	5,322
Total lease payment	6,121
Difference between undiscounted cash flows and discounted cash flow	(3,775)
Total lease liability	$2,346

Note 8. Commitments and Contingencies

From time to time in the normal course of our business, we may be party to legal proceedings arising from the ownership and operation of our industrial properties. We believe that the liabilities, if any, that may ultimately result from such legal proceedings will not have a materially adverse effect on our consolidated financial position, operations, or liquidity.

Note 9. Equity

As of March 31, 2026, the Partners' respective ownership interests, life-to-date contributions and redemptions or repurchases were as follows:

($s in thousands)	% Owned	# of Units Owned (1)	# of OP Units Owned	Contributions (2)	Redemptions/Repurchases (3)
Formation Contribution
General Partner (4)	0.0%	56	55	$10	$—
SCI-II (4)	0.7%	55	27,092	2,450	—
Total Formation Contribution	0.7%	111	27,147	2,460	—

Private Offering
Class A Limited Partners	64.0%	2,600,427	—	236,412	(1,721)
Class I Limited Partners	3.1%	125,154	—	51,295	(40,000)
Class R Limited Partners	32.2%	1,311,090	—	121,063	(2,737)
Total Limited Partners	99.3%	4,036,671	—	408,770	(44,458)

Total	100.0%	4,036,782	27,147	$411,230	$(44,458)
(1)
Includes 4,392,507 Units issued under the Private Offering and 136,777 Units issued pursuant to the Partnership's DRIP, and net of 492,613 Units redeemed or repurchased.
(2)
Includes approximately $396.4 million of initial contributions and approximately $12.3 million of DRIP contributions.
(3)
Redemptions/repurchases amounts reflect 19,072 Class A Units, 443,213 Class I units, and 30,328 Class R Units redeemed or repurchased.
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

The following tables set forth the net proceeds raised from the Private Offering and the number of Units issued for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026		March 31, 2025
($s in thousands)	# of Units Issued	Proceeds	# of Units Issued	Proceeds
Class A	111,458	$10,059	124,572	$11,243
Class I	—	—	—	—
Class R	33,618	3,034	102,637	9,263
Total	145,076	$13,093	227,209	$20,506

The Partnership's DRIP allows the Limited Partners to elect to have their cash distributions attributable to the class of Units owned automatically reinvested in additional Units of the same class. The following tables set forth the DRIP contributions received, and the number of Units issued pursuant to the DRIP, during the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026		March 31, 2025
($s in thousands)	# of Units Issued	DRIP Proceeds	# of Units Issued	DRIP Proceeds
Class A	11,658	$1,052	9,072	$819
Class I	514	46	625	56
Class R	5,970	539	4,268	385
Total	18,142	$1,637	13,965	$1,260

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

In each of the three months ended March 31, 2026 and 2025, the Company made distributions at an annualized rate of $4.05 per unit to holders of Units of record as of the last day of each quarter, payable the following month. Distributions payable as of both March 31, 2026 and December 31, 2025 were approximately $3.9 million.

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

During the three months ended March 31, 2026, the Partnership redeemed 13,676 Units for approximately $1.2 million. No Units were redeemed during the prior year quarter.

Preferred Equity

In December 2022, the SIP IV REIT issued 125 non-voting Series A preferred shares at $1,000 per share for aggregate consideration before expenses of $125,000. The SIP IV REIT pays preferred dividends at an annual rate of 12% per share, payable in two installments each year.

Note 10. Related-Party Transactions

The following is a summary of amounts incurred with the GP, Sealy, and their affiliates during the three months ended March 31, 2026 and 2025:

	Three Months Ended
($s in thousands)	March 31, 2026	March 31, 2025	Financial Statement Line
Acquisition fees	$—	$580	Real estate assets
Asset management fee	$1,168	$806	Asset management fee
Distribution fees	$75	$113	Prepaid expenses and other assets
Financing fees	$750	$350	Deferred financing costs; Term loan
Issuance costs	$722	$1,468	Issuance costs
Leasing commissions	$44	$4	Prepaid expenses and other assets
Property management fees	$291	$191	Property operating expenses
Other	$262	$127	Various

•
Acquisition fees – the Company pays Sealy an acquisition fee of up to 1.0% of the total contract purchase price for real estate assets acquired. The Company also reimburses Sealy for acquisition-related expenses.
•
Asset management fee – the Company pays the GP an asset management fee of up to 1.0% of the book value of assets under management (the “AUM”) per annum payable monthly. The AUM is not adjusted for accumulated depreciation. As of March 31, 2026 and December 31, 2025, the asset management fee payable to the GP was $584,000 and $570,000, respectively.
•
Distribution fees – the Class R Unit is subject to a distribution fee of 0.25% of the Class R Unit price per annum, payable to Sealy Investment Securities, LLC ("SIS"), a Sealy affiliate and the managing broker-dealer for the Private Offering, from quarterly and liquidating distributions. The Company may prepay SIS, and has prepaid, the distribution fee in the amount of 2.5% of the Class R Unitholders’ gross contributions. As of both March 31, 2026 and December 31, 2025, prepaid distribution fees were $2.2 million. The Company is withholding from the investors’ quarterly distributions at an annual rate of 0.25% of gross contributions currently and will withhold from liquidating distributions, not to exceed 2.5% in total.
•
Financing fees – the GP may earn a financing coordination fee of up to 0.5% of the principal amount of new or refinanced loans for services related to loan negotiations. During the three months ended March 31, 2026 and 2025, the Company paid financing fees of $750,000 and $350,000, respectively, to the GP.
•
Issuance costs – the Company reimburses Sealy and SIS for offering-related costs and costs in connection with the administration of the DRIP. Issuance costs reimbursement to Sealy ceased as of May 2025. The following table sets forth issuance costs we incurred with related parties for the respective periods:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Issuance costs - Sealy	$102	$835
Issuance costs - SIS	$620	$633

As of March 31, 2026 and December 31, 2025, issuance costs payable to SIS were approximately $107,000 and $399,000, respectively; no issuance costs remained payable to Sealy.

Additionally, the Company may pay SIS an alternative selling commission on Class I Units not to exceed 4.25% of gross offering proceeds. The Company did not incur any alternative selling commissions in the three months ended March 31, 2026 and 2025.

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
•
Other costs – the Company has no employees and, in accordance with the Partnership Agreement and the confidential private placement memorandum of the Private Offering, periodically reimburses Sealy and its affiliates for costs incurred on its behalf. These costs include compensation for management and administrative personnel providing services such as accounting and property management, as well as compliance costs, consulting services related to insurance, property tax, design services, and other expenses such as postage and pursuit costs on dead deals. As of March 31, 2026 and December 31, 2025, approximately $64,000 and $21,000 of other costs remained payable, respectively.

Note 11. Concentration Risks

The Company currently owns real estate located primarily in the Southern and Midwestern United States. This geographic concentration creates a concentration of credit risk with respect to revenue generation. The Company has not experienced losses with respect to its geographic concentration.

As of March 31, 2026, one of the Company's 33 tenants had an annualized base rent representing 11.6% of total annualized base rent. No outstanding rent receivables were due from this tenant as of March 31, 2026.

Note 12. Subsequent Event

The Company has evaluated all subsequent events through the filing date of this Quarterly Report on Form 10-Q and there was no subsequent event that required recognition or disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see "Item 1A. Risk Factors" in our Annual Report on Form 10-K.

Capitalized terms used herein, but not otherwise defined, shall have the meanings ascribed to such terms in the Glossary immediately following the Table of Contents to this Quarterly Report on Form 10-Q or, if not defined therein, "Part I. Financial Information", "Item 1. Financials Statements" of this Quarterly Report on Form 10-Q, including the notes to the consolidated financial statements contained therein.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve known and unknown risks, uncertainties and other factors. Undue reliance should not be placed upon such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continues,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Therefore, such statements are not intended to be a guarantee of the Company's performance in future periods. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Item 1A. Risk

Factors" of our Annual Report on Form 10-K. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

Overview

We have invested, and intend to continue to invest, in well-located industrial real estate assets throughout the United States with an emphasis on purchasing properties at a discount to replacement cost that produce consistent, growing cash flow, and equity appreciation. The GP manages our day-to-day business and other affairs.

During three months ended March 31, 2026, we accomplished the following:

•
Generated $10.2 million of total revenue, a 33% increase from the quarter ended March 31, 2025;
•
Entered into the A&R Credit Agreement with KeyBank, increasing current borrowing capacity to $150 million with a maturity date of March 30, 2029;
•
Raised $13.1 million of offering proceeds from the Private Offering by issuing an aggregate of 145,076 Units; and
•
Paid $2.2 million of cash distributions in addition to reinvesting $1.6 million of distributions in accordance with the DRIP.

As of March 31, 2026:

•
Our portfolio consisted of 21 industrial properties in eight states with approximately 5.1 million square feet of GLA leased to 33 tenants;
•
The occupancy rate was 92.0% with an average remaining lease term of approximately 3.8 years; and

•
$81.0 million remaining available for borrowing under our 2026 KeyBank Credit Facility.

The following tables set forth a summary of our historical consolidated financial data for the periods and dates indicated.

	Three Months Ended		Change
($s and units in thousands, except per-unit data)	March 31, 2026	March 31, 2025	$
Total revenues	$10,241	$7,681	$2,560
Total operating expenses	$10,648	$7,056	$3,592
Net loss	$(2,343)	$(141)	$(2,202)
Net loss attributable to Limited Partners	$(2,331)	$(144)	$(2,187)
Weighted average number of Units outstanding, basic and diluted	3,971	3,660	311
Earnings per Unit, basic and diluted	$(0.59)	$(0.04)	$(0.55)

	As of		Change
($s in thousands)	March 31, 2026	December 31, 2025	$	%
Real estate assets, at cost	$421,282	$448,914	$(27,632)	(6%)
Cash and cash equivalents	$16,368	$12,199	$4,169	34%
Investment in DST	$25,967	$—	$25,967	100%
Total assets	$484,961	$490,605	$(5,644)	(1%)
Secured revolving credit facility	$69,000	$79,500	$(10,500)	(13%)
Term loan	$103,660	$103,585	$75	—
Total liabilities	$192,665	$204,266	$(11,601)	(6%)
Total partners' capital	$292,296	$286,339	$5,957	2%

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

Factors Which May Influence Our Results of Operations

Our revenues and results of operations are affected by a variety of factors, including the conditions of national, local, and global economic and political environments, such as inflationary pressures, interest rates, supply chain configurations and disruptions, geopolitical risks (including the ongoing tension in the Middle East), the imposition of tariffs and other changes to trade policy in the U.S. and other jurisdictions, government shutdowns, and increased volatility in the financial markets.

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

Investing in commercial real estate assets also involves certain risks, including but not limited to, tenants' inability to pay rent (whether due to property-specific factors, company-specific factors, sector-level issues, or broader macroeconomic conditions), increases in interest rates and lack of availability of financing, tenant turnover and vacancies and changes in supply of or demand for similar properties in a given market. Any adverse changes in these factors could affect our performance and our ability to meet our obligations and make distributions to Limited Partners.

Results of Operations

For purposes of the discussions below, same-store properties are properties acquired before January 1, 2025 and held as in-service properties through March 31, 2026. Acquired properties are properties that were acquired on or after January 1, 2025 and held as in-service properties through March 31, 2026.

Comparison of three months ended March 31, 2026 to three months ended March 31, 2025

Revenues increased to $10.2 million in the three months ended March 31, 2026 from $7.7 million in the three months ended March 31, 2025, primarily due to higher rental revenue. The increase in rental revenue was primarily due to acquired properties. The decrease of $723,000 in revenues from the same-store properties was primarily due to a 265,700-square-foot vacancy in the current quarter that contributed $589,000 to the first quarter 2025 revenues, and a 140,400-square-foot vacancy in the current quarter that contributed $168,000 to the first quarter 2025 revenues. In December 2025, the latter tenant early terminated its lease that was expiring in August 2026 and the Company recognized a termination fee revenue of $717,000, which approximated total rental revenue through the end of the lease.

	Three Months Ended
($s in thousands)	March 31, 2026	March 31, 2025	$ Change	% Change
Revenues
Same-store properties	$6,623	$7,346	$(723)	(10%)
Acquired properties	3,538	158	3,380	2139%
Disposed properties	80	177	(97)	(55%)
	$10,241	$7,681	$2,560	33%

Depreciation and amortization increased to $5.6 million in the three months ended March 31, 2026 from $3.6 million in the three months ended March 31, 2025, a $2.0 million increase driven by acquired properties.

	Three Months Ended
($s in thousands)	March 31, 2026	March 31, 2025	$ Change	% Change
Depreciation and Amortization
Same-store properties	$3,511	$3,490	$21	1%
Acquired properties	2,056	71	1,985	2796%
Disposed properties	64	67	(3)	(4%)
	$5,631	$3,628	$2,003	55%

Property taxes and insurance increased to $2.2 million in the three months ended March 31, 2026 from $1.4 million in the three months ended March 31, 2025, a $0.8 million increase driven by acquired properties. Same-store properties property taxes increased by $120,000 primarily due to higher assessed values, offset by a decrease of $57,100 in insurance premiums.

	Three Months Ended
($s in thousands)	March 31, 2026	March 31, 2025	$ Change	% Change
Property Taxes and Insurance
Same-store properties	$1,367	$1,304	$63	5%
Acquired properties	792	45	747	1660%
Disposed properties	13	22	(9)	(41%)
	$2,172	$1,371	$801	58%

Asset management fees increased to $1.2 million in the three months ended March 31, 2026 from $0.8 million in the three months ended March 31, 2025 as a direct result of an increase in the value of assets under management due to acquired properties.

Property operating expenses increased to $1.1 million in the three months ended March 31, 2026 from $0.7 million in the three months ended March 31, 2025, a $0.3 million increase driven by acquired properties. The $63,000 increase of property operating expenses for same-store properties is largely driven by a French drain installation project at a property in Mississippi and increased utility costs for vacant units.

	Three Months Ended
($s in thousands)	March 31, 2026	March 31, 2025	$ Change	% Change
Property Operating Expenses
Same-store properties	$788	$725	$63	9%
Acquired properties	275	1	274	27400%
Disposed properties	5	18	(13)	(72%)
Corporate	6	5	1	20%
	$1,074	$749	$325	43%

General and administrative expense increased to $0.6 million for the three months ended March 31, 2026 from $0.5 million for the three months ended March 31, 2025, a $0.1 million increase, primarily due to higher accounting, legal, other professional fees, corporate expenses, and related-party reimbursements associated with public reporting and filings under the Exchange Act.

	Three Months Ended
($s in thousands)	March 31, 2026	March 31, 2025	$ Change	% Change
General and Administrative
Same-store properties	$34	$21	$13	62%
Acquired properties	5	10	(5)	(50%)
Disposed properties	(5)	—	(5)	0%
Corporate	569	471	98	21%
	$603	$502	$101	20%

Interest expense increased by approximately $1.8 million to just under $2.6 million for the three months ended March 31, 2026, primarily as a result of higher outstanding debt balance under the 2026 KeyBank Credit Facility and Thrivent Term Loan during the current year period. The weighted average balance outstanding during the three months ended March 31, 2026 was $170.1 million, as compared to $25.9 million during the three months ended March 31, 2025.

Our net loss for the three months ended March 31, 2026 was $2.3 million, as compared to $0.1 million for the three months ended March 31, 2025. The change was due to a $1.8 million increase in interest expense and a $1.0 million decrease in operating income, partially offset by an increase in interest income of $0.6 million.

Liquidity and Capital Resources

Cash Flow Activity

The following table summarizes our cash flow activities for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended		Change
($s in thousands)	March 31, 2026	March 31, 2025	$	%
Net cash provided by operating activities	$1,356	$1,539	$(183)	(12%)
Net cash provided by (used in) investing activities	$5,299	$(59,525)	$64,824	109%
Net cash provided by (used in) financing activities	$(2,486)	$55,978	$(58,464)	(104%)

Changes in cash flow for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 are described as follows:

Operating Activities: Cash provided by operating activities decreased by $0.2 million for the three months ended March 31, 2026 from approximately $1.5 million for the three months ended March 31, 2025, primarily due to the following:

•
$2.6 million increase in total revenues and $0.6 million of bridge carry fees and distribution received from DST-I, offset by $2.0 million more cash paid for interest and $1.6 million of increases in property taxes and insurance, asset management fees, property operating expenses, and general and administrative expenses; and
•
$0.1 million increase in working capital, which is a result of timing of payments and receipts of prepaid expenses and other assets, accounts payable and accrued expenses, and deferred revenues.

Investing Activities: Cash provided by investing activities was $5.3 million in the three months ended March 31, 2026, an increase of $64.8 million from using $59.5 million for investing activities in the three months ended March 31, 2025, primarily due to the following:

•
No cash deployment for purchase of real estate assets in the three months ended March 31, 2026, as compared to approximately $59.1 million used to acquire real estate assets in the three months ended March 31, 2025;
•
IDV JV paid $0.5 million for its in-progress capital project; and
•
Received $6.1 million return of investment from DST-I.

Financing Activities: $2.5 million was used in financing activities in the three months ended March 31, 2026 as compared to $56.0 provided by financing activities in the three months ended March 31, 2025, a $58.5 million decrease in cash, primarily due to the following:

•
Net revolving credit facility repayment of $10.5 million in the three months ended March 31, 2026, as compared to net drawdown of $40.3 million in the three months ended March 31, 2025;
•
Used $1.2 million to redeem 13,676 Units in the three months ended March 31, 2026. No Units were redeemed during the three months ended March 31, 2025;
•
Proceeds from the Private Offering were $6.2 million lower in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025;
•
Paid $0.7 million more in financing costs in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025; and
•
Payments for issuance costs decreased $0.5 million in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

The following table outlines gross distributions paid out (exclusive of impact of accruals) and sources used to fund the distributions for the periods as indicated:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
($s in thousands)	Amount		Percentage	Amount		Percentage
Net cash provided by operating activities	$1,356			$1,539

Distributions
Paid in cash	$2,214		57%	$2,145		62%
DRIP	1,694		43%	1,333		38%
Total	$3,908		100%	$3,478		100%
Sources of Distributions
Cash flows from operating activities	$1,356		35%	$1,539		44%
Cash flows from operating activities from prior period	2,552	(1)	65%	1,939	(1)	56%
Total	$3,908		100%	$3,478		100%

(1) Cash flows from operating activities include working capital changes, which fluctuate throughout the year. Cash flows from operating activities for the year ended December 31, 2025 of $15.9 million exceeded distributions (including DRIP) for the year ended December 31, 2025 of $15.3 million by $0.5 million. Cash flows from operating activities for the year ended December 31, 2024 of $14.4 million exceeded distributions (including DRIP) for the year ended December 31, 2024 of $11.6 million by $2.8 million.

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
•
to fund property acquisitions.

These needs will be met by proceeds from the Private Offering as well as borrowings under our credit facilities. The A&R Credit Agreement we entered into on January 15, 2026 increased the borrowing capacity under the KeyBank credit facility from $100.0 million to $150.0 million and extended the maturity date to March 30, 2029, with the option for a 12-month extension upon satisfaction of certain conditions. As of March 31, 2026, $69.0 million is outstanding under the 2026 KeyBank Credit Facility and $81.0 million remained available for borrowing.

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

We were in compliance with our financial covenants as of March 31, 2026, and we anticipate that we will be able to operate in compliance with our financial covenants throughout 2026. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lender in a manner that could impose and cause us to incur material costs and our access to borrowings on our 2026 KeyBank Credit Facility may be limited if we fail to meet any of these covenants.

Off-Balance Sheet Arrangements

At March 31, 2026, we had one letter of credit in lieu of cash security deposit totaling $0.5 million, which was not reflected as a liability on our balance sheets, nor was any cash reflected as an asset on our balance sheets. We had no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operation or liquidity and capital resources.

Inflation

Many of our leases contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay their proportionate share of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties, thereby reducing our exposure to increases in property operating expenses resulting from inflation. However, under our leases we typically have exposure to increases in non-reimbursable property operating expenses, including expenses incurred related to vacant premises. In addition, we believe that some of the existing rental rates under our leases subject to renewal are below current market rates for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates, which may also offset our exposure to inflationary expense pressures related to our leased properties. We also have exposure to inflation with respect to potential significant capital improvements. With respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and may enter into derivatives or caps that mitigate, but do not eliminate, the impact of changes in interest rates on our 2026 KeyBank Credit Facility.

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

The table below is a reconciliation from our GAAP net loss to NOI, without adjusting for the effects of noncontrolling interests, for the three months ended March 31, 2026 and 2025:

	Three Months Ended
($s in thousands)	March 31, 2026	March 31, 2025
Net loss	$(2,343)	$(141)

Adjustments:
Depreciation and amortization	5,631	3,628
Asset management fee	1,168	806
General and administrative	603	502
Straight-line rent	(112)	(292)
Above/below market rent intangibles amortization	(289)	(146)
Interest expense	2,582	792
Interest income	(27)	(26)
Income from DST Investment	(619)	—
Total adjustments	8,937	5,264

NOI	$6,594	$5,123

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

The following table breaks down our NOI by same store properties, acquired properties and other for the three months ended March 31, 2026 and 2025:

	Three Months Ended
($s in thousands)	March 31, 2026		March 31, 2025
Same-store properties
Revenues	$6,623		$7,346
Expenses	(2,155)		(2,029)
Same-store NOI before adjustments	4,468		5,317
Adjustments:
Straight-line rent	(54)		(288)
Above/below market rent intangibles amortization	(130)		(142)
Same Store NOI	$4,284	(1)	$4,887

Acquired properties
Revenues	$3,538		$158
Expenses	(1,067)		(46)
Acquired properties NOI before adjustments	2,471		112
Adjustments:
Straight-line rent	(58)		—
Above/below market rent intangibles amortization	(159)		(4)
Acquired properties NOI	$2,254		$108

Disposed properties and other (2)
Revenues	$80		$177
Expenses	(24)		(45)
Disposed properties and other NOI before adjustments	56		132
Adjustments:
Straight-line rent	—		(4)
Disposed properties and other NOI	$56		$128

Total NOI	$6,594		$5,123

(1) Same-store NOI decreased in the three months ended March 31, 2026 by approximately $0.6 million as compared to the three months ended March 31, 2025. This is due to vacancies in two units where tenants contributed approximately $0.8 million in rental revenue in the three months ended March 31, 2025. This is partially offset due to a decrease in straight-line rent adjustment associated with these terminations.

(2) Disposed properties includes an industrial property of 56,000 square feet sold on June 20, 2025 and the DST Property acquired on December 10, 2025 and deposited with DST-I on January 13, 2026.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART II—OTHER INFORMATION

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, the Company issued an aggregate of 145,076 Units in the Private Offering for net proceeds of approximately $13.1 million. The Units were issued in the Private Offering pursuant to Rule 506(b) of Regulation D promulgated under the Securities Act, to persons who qualify as "accredited investors," as defined in Regulation D promulgated under the Securities Act and non-U.S. persons pursuant to Regulation S promulgated under the Securities Act.

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

During the three months ended March 31, 2026, we redeemed or repurchased Units as follows:

Period	Total Number of Units Redeemed or Repurchased	Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Redeemed Under the Plans or Programs
January 1, 2026 - January 31, 2026	—	N/A	—	(1)
February 1, 2026 - February 28, 2026	—	N/A	—	(1)
March 1, 2026 - March 31, 2026	13,676	$90.25	13,676	(1)
(1)
A description of the maximum number of Units that may be redeemed under our redemption policy is included in the narrative preceding this table.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of the persons who perform policy-making functions for us and are designated as reporting persons for purposes of Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

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

SEALY INDUSTRIAL PARTNERS IV, LP
Date:	May 6, 2026
By: Sealy Industrial Partners IV GP, LLC, its general partner

		By:	/s/ Mark P. Sealy
		Name:	Mark P. Sealy
		Title:	Manager

		By:	/s/ James Gilligan
		Name:	James Gilligan
		Title:	Principal Financial Officer