Form 10-Q
period 2026-06-30
Sealy Industrial Partners IV, LP
filed 2026-08-05
CIK 1929017

se

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 30, 2026, the registrant had 4,159,573 units of limited partnership interest outstanding.

GLOSSARY

Annualized Base Rental Revenue

Contractual monthly base rent as of June 30, 2026 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of June 30, 2026, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

Same Store Properties/Acquired Properties

Same Store Properties are properties acquired before January 1, 2025 and held as in-service properties at June 30, 2026. Acquired Properties are properties acquired on or after January 1, 2025 and held as in-service properties at June 30, 2026.

SEC	The Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
TRS	Taxable REIT subsidiary.
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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K filed with the SEC on March 12, 2026 (the "Annual Report on Form 10-K"). Our results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results expected for the full year.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
(in thousands, except Units data)	(unaudited)
ASSETS
Real estate assets, at cost:
Buildings and improvements	$323,422	$347,880
Land	54,549	57,225
Land improvements	39,277	42,358
Work in progress	9,013	951
Tenant improvements	500	500
Total real estate assets, at cost	426,761	448,914
Less: accumulated depreciation	(23,245)	(17,773)
Total real estate assets, net	403,516	431,141

Cash and cash equivalents	15,166	12,199
Prepaid expenses and other assets	10,519	11,001
Investment in DST (Note 5)	12,879	—
Deferred financing costs, net of accumulated amortization of $213 and $4 as of June 30, 2026 and December 31, 2025, respectively	1,401	68
Acquired value of in-place leases, net of accumulated amortization of $21,179 and $15,691 as of June 30, 2026 and December 31, 2025, respectively	26,580	35,969
Above market intangible lease asset, net of accumulated amortization of $113 and $81 as of June 30, 2026 and December 31, 2025, respectively	195	227
Total Assets	$470,256	$490,605

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Secured revolving credit facility (Note 6)	$52,000	$79,500
Term loan, net (Note 6)	103,736	103,585
Construction loan (Note 6)	4,310	—
Accounts payable and accrued expenses	15,453	15,197
Deferred revenues	2,199	1,463
Below market intangible lease liability, net of accumulated amortization of $1,991 and $1,380 as of June 30, 2026 and December 31, 2025, respectively	3,103	4,521
Total liabilities	180,801	204,266

Commitments and contingencies (Note 8)	—	—

Partners' Capital
Series A preferred equity	125	125
General Partner's capital, 111 Units outstanding as of June 30, 2026 and December 31, 2025, respectively	8	8
Limited Partners' capital, 4,085,644 Units and 3,887,128 Units outstanding as of June 30, 2026 and December 31, 2025, respectively	287,100	284,000
Non-controlling interests	2,222	2,206
Total partners' capital	289,455	286,339

Total Liabilities and Partners' Capital	$470,256	$490,605

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except Units and per-Unit data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues
Rental revenue	$10,049	$9,305	$20,246	$16,964
Other revenues	160	57	204	79
Total revenues	10,209	9,362	20,450	17,043

Operating expenses
Depreciation and amortization	5,540	4,513	11,171	8,141
Taxes and insurance	2,302	2,046	4,474	3,417
Asset management fee	1,139	981	2,307	1,787
Property operating expenses	983	746	2,057	1,495
General and administrative	505	764	1,108	1,266
Total operating expenses	10,469	9,050	21,117	16,106

Operating income (loss)	(260)	312	(667)	937

Other income (expense)
Income from DST investment	991	—	1,610	—
Interest income	38	29	65	55
Interest expense	(2,397)	(1,555)	(4,979)	(2,347)
Gain on sale of real estate assets	—	1,152	—	1,152
Income taxes	(417)	—	(417)	—
Total other expense	(1,785)	(374)	(3,721)	(1,140)

Net loss	$(2,045)	$(62)	$(4,388)	$(203)

Dividends to preferred shareholders	4	4	8	8
Net loss attributable to non-controlling interests	(14)	—	(30)	(1)
Net loss attributable to partners	$(2,035)	$(66)	$(4,366)	$(210)

Net loss attributable to General Partner	$—	$—	$—	$—
Net loss attributable to Limited Partners	$(2,035)	$(66)	$(4,366)	$(210)

Weighted average number of Units outstanding, basic and diluted	4,091,048	3,884,115	4,031,187	3,772,691
Earnings per Unit, basic and diluted	$(0.50)	$(0.02)	$(1.08)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Statements of Changes in Partners' Capital (unaudited)

(in thousands)	Series A Preferred	General Partner	Limited Partners	Non-Controlling Interests	Total Partners' Capital
Balance, December 31, 2025	$125	$8	$284,000	$2,206	$286,339
Contributions, net of issuance costs of $1,299	—	—	13,430	100	13,530
Distributions	(4)	—	(3,965)	(27)	(3,996)
Redemptions	—	—	(1,234)	—	(1,234)
Net loss	4	—	(2,331)	(16)	(2,343)
Balance, March 31, 2026	$125	$8	$289,900	$2,263	$292,296
Contributions, net of issuance costs of $1,052	—	—	8,395	—	8,395
Distributions	(4)	—	(4,134)	(27)	(4,165)
Redemptions	—	—	(5,026)	—	(5,026)
Net loss	4	—	(2,035)	(14)	(2,045)
Balance, June 30, 2026	$125	$8	$287,100	$2,222	$289,455

(in thousands)	Series A Preferred	General Partner	Limited Partners	Non-Controlling Interests	Total Partners' Capital
Balance, December 31, 2024	$125	$8	$276,252	$2,075	$278,460
Contributions, net of issuance costs of $2,099	—	—	19,667	—	19,667
Distributions	(4)	—	(3,655)	(27)	(3,686)
Net loss	4	—	(144)	(1)	(141)
Balance, March 31, 2025	$125	$8	$292,120	$2,047	$294,300
Contributions, net of issuance costs of $2,050	—	—	18,773	—	18,773
Distributions	(4)	—	(3,922)	(27)	(3,953)
Redemptions	—	—	(135)	—	(135)
Net loss	4	—	(66)	—	(62)
Balance, June 30, 2025	$125	$8	$306,770	$2,020	$308,923

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net loss	$(4,388)	$(203)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	11,171	8,141
Above/below market rent intangibles amortization	(585)	(377)
Straight-line rent adjustment	(233)	(571)
Noncash interest expense	369	629
Gain on sale of real estate assets	—	(1,152)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	37	(1,703)
Accounts payable and accrued expenses	(1,726)	881
Deferred revenues	736	379
Net cash provided by operating activities	5,381	6,024

Cash flows from investing activities
Purchase of real estate assets	—	(101,520)
Capital expenditures	(6,624)	(153)
Deferred leasing costs	(177)	(48)
Return of investment from DST	20,142	—
Net proceeds from sale of real estate assets	—	7,916
Net cash provided by (used in) investing activities	13,341	(93,805)

Cash flows from financing activities
Proceeds from revolving credit facility	18,100	93,500
Repayments of revolving credit facility	(45,600)	(36,500)
Proceeds from construction loan	4,310	—
Financing costs paid	(1,615)	(2,012)
Contributions	22,107	39,989
Payments for issuance costs	(2,253)	(3,837)
Distributions	(4,524)	(4,541)
Redemptions	(6,260)	(135)
Recovery of distribution fees	(20)	(222)
Net cash provided by (used in) financing activities	(15,755)	86,242
Net change in cash and cash equivalents	2,967	(1,539)
Cash and cash equivalents, beginning of period	12,199	11,389
Cash and cash equivalents, end of period	$15,166	$9,850

	Six Months Ended
($s in thousands)	June 30, 2026	June 30, 2025
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$(4,613)	$(1,620)
Supplemental Disclosure of Noncash Investing and Financing Transactions
Increase in accrued issuance costs	$98	$312
Increase in accrued cash distributions	$43	$217
DRIP contributions	$3,305	$2,601
Increase in accrued DRIP distributions	$147	$216
DRIP distributions	$(3,452)	$(2,817)
Contribution of property to DST	$(33,358)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Notes to Consolidated Financial Statements

(UNaudited)

Note 1. Organization and Description of Business

Sealy Industrial Partners IV, LP (the “Partnership”) was formed as a Georgia limited partnership on February 25, 2022. Sealy Industrial Partners IV REIT, LLC (the “SIP IV REIT”) is a controlled subsidiary of the Partnership and Sealy Industrial Partners IV OP, LP (the “OP”) is a controlled subsidiary of the SIP IV REIT. In December 2025, the Partnership formed Sealy SIP IV Aldine Westfield TRS, LLC ("TRS JV"), and Sealy TRS I, LLC ("TRS I"), two TRSs, as wholly owned subsidiaries of the OP. Unless stated otherwise or the context otherwise requires, the terms the "Company," "we," "our," and "us" refer to the Partnership and its subsidiaries, including the SIP IV REIT, the OP, and all of its consolidated subsidiaries. Sealy Industrial Partners IV GP, LLC (the “GP”) is the general partner of the Partnership. Sealy & Company, LLC (“Sealy”) is the sole member of the GP.

The GP contributed $5,000 to the Partnership in exchange for 55.4 Class I units of limited partnership interest in the Partnership and $5,000 to the OP in exchange for 55.4 units of limited partnership interest in the OP (the "OP Units"). Sealy SIP IV Investor, LLC (“SIP IV Investor”) owns subordinated participation interests (see "Note 9. Equity" for details) in the Partnership and the OP. Sealy Capital Investor II, LLC (“SCI-II”), through the transactions contemplated in a Distribution and Contribution Agreement with SIP IV Investor, among other parties, effective as of December 31, 2022, acquired SIP IV Investor's Class I units and OP Units and is deemed to have contributed $5,000 to the Partnership for 55.4 Class I units and $2,445,000 to the OP in exchange for 27,091.4 OP Units. The ownership interests of SIP IV Investor and SCI-II in the OP are recognized and measured as noncontrolling interests in the consolidated financial statements. As of June 30, 2026, noncontrolling interests represented 0.7% of the partnership interests in the OP.

In April 2022, the Partnership commenced an offering of Class A units of limited partnership interest (the "Class A Units"), Class I units of limited partnership interest (the "Class I Units"), and Class R units of limited partnership interest (the "Class R Units", and collectively with the Class A Units and the Class I Units, the "Units") for up to $750 million, expandable to $1 billion at the discretion of the GP (the “Private Offering”). Sealy is the sponsor of the Private Offering. For each Class I Unit and Class R Unit, the Partnership receives a capital contribution of $90.25; for each Class A Unit, the Partnership receives the net amount after deducting selling commission of up to $6.00, managing broker-dealer fee of up to $2.75, and broker-dealer due diligence fee of up to $1.00 from the investor contribution of $100.00. As of June 30, 2026, there were 4,085,644 Units issued and outstanding (see "Note 9. Equity" for details) under the Private Offering. All Units have the same voting rights and holders of such Units are together referred to as "Limited Partners". The Limited Partners, together with the GP, SIP IV Investor, and SCI-II, are referred to herein as the “Partners”.

On December 2, 2022, the SIP IV REIT admitted preferred shareholders through an offering of $125,000 in preferred shares at $1,000 per share.

The Company commenced operations on July 15, 2022 and primarily focuses on acquiring, owning, financing, developing, redeveloping, maintaining, operating, managing, leasing, and selling income-producing industrial and other commercial real estate properties throughout the United States. Substantially all of our business is conducted through the OP. As of June 30, 2026, we owned real estate located primarily in the Southern and Midwestern United States.

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

The Company classifies properties and related assets and liabilities as held for sale when the sale of an asset has been approved by management and the sale is probable within a year, a legally enforceable contract has been executed and the buyer's due diligence period, if any, has expired. Once classified as held for sale, the respective assets and liabilities are presented separately on the consolidated balance sheets, depreciation ceases and the properties are valued at the lower of depreciated cost or fair value, less costs to sell.

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

No impairment charge was recorded for the six months ended June 30, 2026 and 2025.

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

The estimated fair value of the Company’s fixed-rate term loan as of June 30, 2026 was approximately $105.3 million, calculated by discounting future cash payments through the term of the loan at a risk-adjusted rate. The discount rate used included a risk-free rate derived from the U.S. Treasury note interest rate as of June 30, 2026 and a risk premium provided by our lenders for companies with similar profiles as ours, which was a Level 3 input. The carrying amounts for the Company’s variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

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

The following table sets forth the balances of our prepaid expenses and other assets as of June 30, 2026 and December 31, 2025, respectively.

($s in thousands)	June 30, 2026	December 31, 2025
Straight-line rents	$3,006	$2,773
Right-of-use asset	2,322	2,335
Prepaid distribution fees	2,184	2,204
Contributions in transit	—	1,131
Lease commissions	886	787
Tenant receivables	838	621
Prepaid insurance	764	439
Receivable from DST	353	—
Other	166	711
Total prepaid expenses and other assets	$10,519	$11,001

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

Income Taxes

Under the present law, partnerships are pass-through entities and are not subject to U.S. federal income taxes. The SIP IV REIT has elected to be taxed as a REIT under the Code; as a REIT, the SIP IV REIT generally is not subject to federal income tax provided it continues to satisfy certain distribution, income, asset, and ownership tests under the Code. Taxable income from non-REIT activities managed through the Company’s TRSs is subject to federal, state, and local taxes. During the three and six months ended June 30, 2026, we made income tax provisions totaling $0.4 million, at a federal income tax rate of 21% and a state income tax rate of 4.9%.

Earnings per Unit

Earnings per Unit is calculated by dividing net income (loss) attributable to Limited Partners, who held partnership interests in Units, by the weighted average number of Units outstanding during the period. The Company had not issued any dilutive Units as of June 30, 2026.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net loss attributable to Limited Partners ('000s)	$(2,035)	$(66)	$(4,366)	$(210)
Denominator:
Weighted average number of Units outstanding, basic and diluted	4,091,048	3,884,115	4,031,187	3,772,691

Earnings per Unit, basic and diluted	$(0.50)	$(0.02)	$(1.08)	$(0.06)

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

Note 3. Investments in Real Estate

Portfolio

As of June 30, 2026, we wholly owned 21 industrial real estate properties totaling approximately 5.1 million square feet of GLA located in eight states, including Indiana, Iowa, Kansas, Mississippi, Missouri, Ohio, Oklahoma, and Texas. Below is a summary of our investments in wholly-owned real estate, before depreciation and amortization, as of June 30, 2026 and December 31, 2025:

($s in thousands)	June 30, 2026	December 31, 2025
Buildings and improvements	$323,422	$347,880
Land	50,349	53,025
Land improvements	39,277	42,358
Work in progress	86	86
Tenant improvements	500	500
Acquired value of in-place leases	47,759	51,660
Above market rent lease intangibles	308	308
Below market rent lease intangibles	(5,094)	(5,901)
Total investments in real estate	$456,607	$489,916

During the three and six months ended June 30, 2026 and 2025, we recognized the following depreciation expense associated with our tangible real estate assets:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Depreciation	$2,762	$2,352	$5,573	$4,359

Acquisitions

During the six months ended June 30, 2026, we did not make any acquisitions. During the six months ended June 30, 2025, we acquired four industrial real estate assets, totaling approximately 1.2 million square feet, for a total Purchase Price (including contract purchase price and transaction costs, as defined previously) of approximately $101.5 million.

Disposition

During the six months ended June 30, 2026, we did not make any dispositions. On April 25, 2025, we sold one industrial property of 56,000 square feet in Sulphur, Louisiana, for $8.3 million. The book basis of the sold property was approximately $6.8 million. We recognized a gain of approximately $1.2 million. The net sales proceeds of $7.9 million were used to partially fund an acquisition that closed on June 30, 2025.

Investment in DST

In January 2026, the Company formed a DST and contributed a property acquired in December 2025 to the DST. See "Note 5. Investment in DST" for more information.

Lease intangibles

During the three and six months ended June 30, 2026 and 2025, the Company recognized the following lease intangibles amortization:

	Three Months Ended		Six Months Ended
($s in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Acquired value of in-place leases	$2,739	$2,121	$5,520	$3,712
Above market intangible lease asset	$16	$1	$32	$2
Below market intangible lease liability	$(312)	$(232)	$(617)	$(379)

The following table summarizes future amortization of acquired lease intangibles as of June 30, 2026:

($s in thousands)	Acquired Value of In-Place Leases	Above Market Intangible Lease Asset	Below Market Intangible Lease Liability
2026	$5,355	$33	$(615)
2027	8,925	65	(1,052)
2028	5,352	27	(594)
2029	3,349	2	(393)
2030	1,088	2	(130)
Thereafter	2,511	66	(319)
Total	$26,580	$195	$(3,103)
Weighted average amortization period (years)	3.2	13.9	3.6

Note 4. Investment In Joint Venture

On December 4, 2025, the Company, through its wholly owned TRS, TRS JV, entered into a joint venture agreement with IDV Aldine Westfield, LLC ("IDV") to form Sealy IDV Aldine Westfield, LLC (the "IDV JV"). On December 5, 2025, the IDV JV purchased a 10.1-acre land parcel located in Houston, Texas from IDV for $4.2 million to develop an industrial warehouse of approximately 164,600 square feet by the end of 2026. The Company maintains a 95% interest and IDV holds the remaining 5% interest in the IDV JV. In accordance with the consolidation principles in ASC Topic 810, Consolidation ("ASC 810"), the Company consolidated the IDV JV's financial statements and has included IDV's equity interest in the IDV JV as a non-controlling interest in the consolidated balance sheets.

As of June 30, 2026 and December 31, 2025, the Company has contributed approximately $6.8 million and $4.8 million to the IDV JV. The following table summarizes the joint venture amounts included in our consolidated balance sheets (in thousands):

Financial Statement Line	June 30, 2026	December 31, 2025
Land	$4,200	$4,200
Work in Progress	$8,927	$865
Cash and cash equivalents	$—	$28
Prepaid expenses and other assets	$—	$8
Deferred financing costs	$—	$65
Accounts payable and accrued expenses	$1,678	$177
Construction loan	$4,310	$—
Non-controlling interests	$292	$192

Note 5. Investment in DST

On December 10, 2025, the Company acquired a property of approximately 303,000 square feet in Anderson, Indiana (the "DST Property") for approximately $33.4 million, plus transaction costs, through a wholly owned subsidiary of the OP (the "Owner LLC"). On January 12, 2026, the OP assigned all of its rights, title, and interest in the Owner LLC to TRS I (the "Depositor"), who converted the Owner LLC into a DST, which was renamed as Sealy Industrial I, DST ("DST-I", or the "Trust") on January 13, 2026. The Depositor owned 100% of the beneficial interests in DST-I as of January 13, 2026. Under the trust agreement of DST-I (the "Trust Agreement"), Sealy Master DST Trustee, LLC (the "Administrative Trustee"), a Georgia limited liability company and a wholly-owned subsidiary of Sealy, is the trust manager and is responsible for the operation of DST-I. DST-I has entered into an asset management agreement with Sealy for the management of the day-to-day affairs of the Trust; and a property management agreement with Sealy for the management and operation of the DST Property. The Administrative Trustee is prohibited from taking actions that would constitute a power to vary the investment, including reinvestment beyond constrained cash management, mortgage financing/refinancing, entering new leases except in tenant bankruptcy/insolvency, and more than minor non-structural modifications except as required by law.

On January 13, 2026, DST-I commenced a private placement offering of up to 100% of its beneficial interests to certain qualified accredited investors (the "DST-I Offering"). The maximum offering amount is approximately $40.5 million. As the beneficial interests in DST-I are sold and investor contributions are received, DST-I will pay the Depositor for the purchase price plus transaction costs of the DST Property, as well as a bridge carry fee of up to $1.6 million, or 4% of the maximum offering amount.

As of June 30, 2026, approximately 61.1% of the beneficial interests in DST-I had been sold and TRS I held approximately 38.9% of the beneficial interests in DST-I, or approximately $12.9 million.

Management performed a consolidation assessment pursuant to the consolidation guidance under ASC 810. We concluded that, while DST-I is a variable interest entity ("VIE"), the Company is not required to consolidate as the Company is not the primary beneficiary of the VIE. Under the Trust Agreement, the investors (including the Company) generally have no right to manage or operate the Trust and their rights are primarily limited to receiving pro rata distributions. As the Company has no significant influence over the Trust and the DST investment, the Company accounts for its investment in DST-I under ASC 321, Investments – Equity Securities. In accordance with ASC 321, the Company applies the measurement alternative for equity securities without readily determinable fair values. Under the measurement alternative, the Company's investment in DST-I is measured at cost, with remeasurements to fair value upon impairment or upon a price change observed in an orderly transaction of the same or similar investment of the same issuer. As of June 30, 2026, the Company had not recorded an impairment charge or change in carrying value related to its remaining investment in DST-I. The Company's maximum exposure to loss as a result of its involvement with the VIE is its investment balance, which was $12.9 million as of June 30, 2026.

During the three months ended June 30, 2026, the Company earned approximately $632,000 of bridge carry fee (4% of the DST-I offering proceeds during the quarter) and $359,000 of distributions (determined monthly by DST-I based on excess cash available). During the six months ended June 30, 2026, the Company earned approximately $989,000 of bridge carry fee (4% of the DST-I Offering proceeds through June 30, 2026) and $621,000 of distributions (determined monthly by DST-I based on excess cash available).

Note 6. Credit Facilities

The following table summarizes the Company's credit facilities as of June 30, 2026 and December 31, 2025, respectively:

		Outstanding Principal as of
($s in thousands)	Type	June 30, 2026	December 31, 2025	Interest Rate as of June 30, 2026	Maturity
KeyBank credit facility	Floating	$52,000	$79,500	5.39%	3/30/2029

Thrivent term loan	Fixed	105,220	105,220	5.39%	10/1/2030
Unamortized deferred financing costs		(1,484)	(1,635)
Term loan, net		$103,736	$103,585

Construction loan	Floating	$4,310	$—	6.13%	12/5/2028

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

Borrowings under the Revolver bear interest at floating rates based on the daily Secured Overnight Financing Rate ("SOFR") plus an applicable margin depending on the then-current leverage ratio as defined in the A&R Credit Agreement, which is 1.75% if the Company’s leverage ratio is less than 50% and 1.85% if the Company’s leverage ratio is equal to or greater than 50% (in each case a decrease from the applicable margin of 2.00% in the prior KeyBank credit agreement). Monthly interest payments are required on the outstanding balance. As of June 30, 2026 and 2025, the weighted average interest rate on the borrowings under the Revolver was 5.39% and 6.42%, respectively.

The Company pays an unused facility fee of either 0.20% or 0.25% per annum (depending on the amount of the unused borrowing capacity), payable quarterly. During the three months ended June 30, 2026 and 2025, we paid approximately $62,000 and $12,000 of unused commitment fees, respectively. During the six months ended June 30, 2026 and 2025, we paid approximately $104,000 and $39,000 of unused commitment fees, respectively.

Borrowings under the KeyBank credit agreements are secured by the ownership interest in certain real estate assets owned by the Company. The KeyBank credit agreements imposed certain customary financial and other covenants, including limitations on permitted investments and distributions. We were in compliance with all debt covenants under the KeyBank credit agreements as of June 30, 2026 and December 31, 2025.

Thrivent Term Loan

On September 11, 2025, Sealy Gardner Avenue, LLC, Sealy South Green Road, LLC, Sealy Commercial Drive II, LLC, Sealy Pederson Road, LLC, Sealy Crossroads L, LLC, Sealy Stateline K, LLC, and Sealy Northpoint One, LLC (collectively, the "Borrowers"), each a Georgia limited liability company and a wholly owned subsidiary of the Company, entered into a loan agreement (the "Thrivent Loan Agreement") and a promissory note (the "Thrivent Promissory Note") with Thrivent Financial for Lutherans ("Thrivent") for a 5-year term loan in the amount of $105.2 million (the "Thrivent Term Loan"). The proceeds from the Thrivent Term Loan, net of lenders fees and expenses, were used to pay off the then-outstanding $76.5 million balance under the KeyBank credit facility and for general corporate purposes.

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

Construction Loan

Through its investment in the IDV JV, the Company is party to a loan agreement with Cadence Bank for a 3-year construction loan with a principal amount of up to $10.8 million (the "Construction Loan"). Proceeds from this loan are used to finance the development and construction of a 164,600 square-foot industrial building in Houston, Texas. The initial construction loan matures on December 5, 2028, with two 12-month extension options available.

Outstanding principal on this loan as of June 30, 2026 was approximately $4.3 million. Borrowings under this loan agreement bear interest at floating rates based on 1-month SOFR plus a margin of 2.5%. As of June 30, 2026, the interest rate on borrowings was 6.13%. As of June 30, 2026, approximately $34,000 of interest on the outstanding construction loan balance and approximately $65,000 of financing costs were capitalized as work in progress real estate asset.

Deferred Financing Costs

Deferred financing costs related to the A&R Credit Agreement were approximately $1.6 million (paid in January 2026) and are amortized using the straight-line method over 3.2 years (the term of the 2026 KeyBank Credit Facility). Deferred financing costs related to the previous KeyBank credit agreement had been fully amortized when we entered into the A&R Credit Agreement and written off. Deferred financing costs for the KeyBank credit agreements are presented as a deferred asset on our consolidated balance sheets, net of accumulated amortization.

Deferred financing costs related to the Thrivent Term Loan were approximately $1.7 million (paid in September 2025), and are amortized using the effective interest method over the term of the loan.

During the three and six months ended June 30, 2026 and 2025, we recognized the following amortization expense related to the KeyBank credit facility and Thrivent Term loan:

	Three Months Ended		Six Months Ended
($s in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
KeyBank credit facility	$128	$341	$217	$629
Thrivent term loan	76	—	152	—
Total	$204	$341	$369	$629

Note 7. Operating Leases

Lessor Disclosures

The Company leases industrial real estate to tenants under operating leases with a weighted-average remaining lease term of 3.6 years as of June 30, 2026. The leases typically provide for base rent and other charges to cover certain operating expenses. Some of our operating leases include options to extend the lease term. For purposes of determining the lease term and lease classification, we exclude these extension periods unless it is reasonably certain at lease commencement that the option will be exercised.

As of June 30, 2026, future base rent under non-cancelable leases were as follows, assuming no exercise of lease renewal options, if any:

($s in thousands)
2026 (1)	$13,999
2027 (1)	25,930
2028 (1)	20,522
2029	17,694
2030	9,074
Thereafter	20,189
Total	$107,408

(1) Excludes base rent of $876, $1,804, and $332, respectively, for 2026, 2027, and 2028, from a tenant that is not probable to collect.

As of June 30, 2026 and December 31, 2025, security deposit liabilities of $744,000 and $895,000, respectively, were included in accounts payable and accrued expenses on our consolidated balance sheets.

Lessee Disclosures

We are a lessee to a ground lease associated with an industrial property acquired in 2025. The lease terminates on March 31, 2059 with one ten-year renewal option. As of June 30, 2026, the ground lease had a remaining lease term of 32.8 years. The ROU asset and lease liability associated with the ground lease was calculated by discounting future ground lease payments at the Company's incremental borrowing rate at 6.74% as of the acquisition date.

The following table details the future lease payments due under the ground lease as of June 30, 2026:

($s in thousands)
2026	$83
2027	166
2028	166
2029	170
2030	172
Thereafter	5,322
Total lease payment	6,079
Difference between undiscounted cash flows and discounted cash flow	(3,735)
Total lease liability	$2,344

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

Note 9. Equity

As of June 30, 2026, the Partners' respective ownership interests, life-to-date contributions and redemptions or repurchases were as follows:

($s in thousands)	% Owned	# of Units Owned (1)	# of OP Units Owned	Contributions (2)	Redemptions/Repurchases (3)
Formation Contribution
General Partner (4)	0.0%	56	55	$10	$—
SCI-II (4)	0.7%	55	27,092	2,450	—
Total Formation Contribution	0.7%	111	27,147	2,460	—

Private Offering
Class A Limited Partners	63.6%	2,615,685	—	242,560	(6,492)
Class I Limited Partners	3.1%	125,663	—	51,341	(40,000)
Class R Limited Partners	32.6%	1,344,296	—	124,314	(2,992)
Total Limited Partners	99.3%	4,085,644	—	418,215	(49,484)

Total	100.0%	4,085,755	27,147	$420,675	$(49,484)
(1)
Includes 4,478,716 Units issued under the Private Offering and 155,228 Units issued pursuant to the Partnership's DRIP, and net of 548,300 Units redeemed or repurchased.
(2)
Includes approximately $404.2 million of initial contributions under the Private Offering and approximately $14.0 million of DRIP contributions.

(3)
Redemptions/repurchases amounts reflect 71,940 Class A Units, 443,213 Class I Units, and 33,147 Class R Units redeemed or repurchased.
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

The following tables set forth the net proceeds raised from the Private Offering and the number of Units issued for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended				Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
($s in thousands)	# of Units Issued	Proceeds	# of Units Issued	Proceeds	# of Units Issued	Proceeds	# of Units Issued	Proceeds
Class A	56,126	$5,065	136,836	$12,349	167,584	$15,124	261,408	$23,592
Class I	—	—	14,404	1,300	—	—	14,404	1,300
Class R	30,083	2,715	64,643	5,834	63,701	5,749	167,280	15,097
Total	86,209	$7,780	215,883	$19,483	231,285	$20,873	443,092	$39,989

The Partnership's DRIP allows the Limited Partners to elect to have their cash distributions attributable to the class of Units owned automatically reinvested in additional Units of the same class. The following tables set forth the DRIP contributions received, and the number of Units issued pursuant to the DRIP, during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended				Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
($s in thousands)	# of Units Issued	DRIP Proceeds	# of Units Issued	DRIP Proceeds	# of Units Issued	DRIP Proceeds	# of Units Issued	DRIP Proceeds
Class A	12,021	$1,085	9,616	$867	23,679	$2,137	18,688	$1,686
Class I	509	46	519	47	1,023	92	1,144	103
Class R	5,943	536	4,720	426	11,913	1,075	8,988	811
Total	18,473	$1,667	14,855	$1,340	36,615	$3,304	28,820	$2,600

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

In each of the six months ended June 30, 2026 and 2025, the Company made distributions at an annualized rate of $4.05 per unit to holders of Units of record as of the last day of each quarter, payable the following month. Distributions payable as of June 30, 2026 and December 31, 2025 were approximately $4.0 million and $3.9 million, respectively.

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

During the six months ended June 30, 2026, the Partnership redeemed 69,363 Units for approximately $6.3 million. During the six months ended June 30, 2025, the Partnership redeemed 1,500 Units for approximately $0.1 million.

Preferred Equity

In December 2022, the SIP IV REIT issued 125 non-voting Series A preferred shares at $1,000 per share for aggregate consideration before expenses of $125,000. The SIP IV REIT pays preferred dividends at an annual rate of 12% per share, payable in two installments each year.

Note 10. Related-Party Transactions

The following is a summary of amounts incurred with the GP, Sealy, and their affiliates during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
($s in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	Financial Statement Line
Acquisition fees	$—	$417	$—	$997	Real estate assets
Asset management fee	$1,139	$981	$2,307	$1,787	Asset management fee
Distribution fees	$59	$229	$134	$342	Prepaid expenses and other assets
Financing fees	$—	$—	$750	$350	Deferred financing costs; Term loan
Issuance costs	$657	$1,221	$1,379	$2,689	Issuance costs
Leasing commissions	$—	$—	$44	$4	Prepaid expenses and other assets
Property management fees	$265	$250	$556	$441	Property operating expenses
Other	$252	$356	$514	$482	Various

•
Acquisition fees – the Company pays Sealy an acquisition fee of up to 1.0% of the total contract purchase price for real estate assets acquired. The Company also reimburses Sealy for acquisition-related expenses.
•
Asset management fee – the Company pays the GP an asset management fee of up to 1.0% of the book value of assets under management (the “AUM”) per annum payable monthly. The AUM is not adjusted for accumulated depreciation. As of both June 30, 2026 and December 31, 2025, the asset management fee payable to the GP was $570,000.
•
Distribution fees – the Class R Unit is subject to a distribution fee of 0.25% of the Class R Unit price per annum, payable to Sealy Investment Securities, LLC ("SIS"), a Sealy affiliate and the managing broker-dealer for the Private Offering, from quarterly and liquidating distributions. The Company may prepay SIS, and has prepaid, the distribution fee in the amount of 2.5% of the Class R Unitholders’ gross contributions. As of both June 30, 2026 and December 31, 2025, prepaid distribution fees were $2.2 million. The Company is withholding from the investors’ quarterly distributions at an annual rate of 0.25% of gross contributions currently and will withhold from liquidating distributions, not to exceed 2.5% in total.

•
Financing fees – the GP may earn a financing coordination fee of up to 0.5% of the principal amount of new or refinanced loans for services related to loan negotiations. During the three months ended June 30, 2026 and 2025, the Company did not pay any financing fees to the GP. During the six months ended June 30, 2026 and 2025, the Company paid financing fees of $750,000 and $350,000, respectively, to the GP.
•
Issuance costs – the Company reimburses Sealy and SIS for offering-related costs and costs in connection with the administration of the DRIP. Issuance costs reimbursement to Sealy ceased as of May 2025. The following table sets forth issuance costs we incurred with related parties for the respective periods:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Issuance costs - Sealy	$—	$396	$102	$1,231
Issuance costs - SIS	$657	$825	$1,277	$1,458

As of June 30, 2026 and December 31, 2025, issuance costs payable to SIS were approximately $322,000 and $399,000, respectively; no issuance costs remained payable to Sealy.

Additionally, the Company may pay SIS an alternative selling commission on Class I Units not to exceed 4.25% of gross offering proceeds. During the three and six months ended June 30, 2026, the Company did not incur any alternative selling commissions. During the three and six months ended June 30, 2025, the Company incurred $55,000 in alternative selling commissions.

•
Property management fees and leasing commissions – the Company has property management agreements with Sealy, under which it pays a monthly property management fee of 2.00% to 4.00% of monthly gross receipts from the properties, less any management fee paid to a third party. Additionally, Sealy receives 50% of all late payments and returned checks collected. The property management agreements also state that Sealy may receive leasing commissions based on the market in which each property is located, less any commission paid to a third party.
•
Other costs – the Company has no employees and, in accordance with the Partnership Agreement and the confidential private placement memorandum of the Private Offering, periodically reimburses Sealy and its affiliates for costs incurred on its behalf. These costs include compensation for management and administrative personnel providing services such as accounting and property management, as well as compliance costs, consulting services related to insurance, property tax, design services, and other expenses such as postage and pursuit costs on dead deals. As of June 30, 2026 and December 31, 2025, approximately $7,000 and $21,000 of other costs remained payable, respectively.

Note 11. Concentration Risks

The Company currently owns real estate located primarily in the Southern and Midwestern United States. This geographic concentration creates a concentration of credit risk with respect to revenue generation. The Company has not experienced losses with respect to its geographic concentration.

As of June 30, 2026, one of the Company's 33 tenants had an annualized base rent representing 11.6% of total annualized base rent. No outstanding rent receivables were due from this tenant as of June 30, 2026.

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

During the three months ended June 30, 2026, we accomplished the following:

•
Generated $10.2 million of total revenue, a 9% increase from the quarter ended June 30, 2025;
•
Raised $7.8 million of offering proceeds from the Private Offering by issuing an aggregate of 86,209 Units; and

•
Paid $2.3 million of cash distributions in addition to reinvesting $1.7 million of distributions in accordance with the DRIP.

As of June 30, 2026:

•
Our portfolio consisted of 21 industrial properties in eight states with approximately 5.1 million square feet of GLA leased to 33 tenants;
•
The occupancy rate was 92.0% with an average remaining lease term of approximately 3.6 years;
•
$98.0 million remaining available for borrowing under our 2026 KeyBank Credit Facility;
•
We held a 95% interest in the IDV JV, which had $13.1 million of real estate assets in development; and
•
Through a TRS, we held 38.9% ($12.9 million) of the beneficial interests in DST-I, a DST that owns a 303,000 square-foot industrial property.

The following tables set forth a summary of our consolidated financial data for the periods and dates indicated.

	Three Months Ended		Change	Six Months Ended		Change
($s and units in thousands, except per-unit data)	June 30, 2026	June 30, 2025	$	June 30, 2026	June 30, 2025	$
Total revenues	$10,209	$9,362	$847	$20,450	$17,043	$3,407
Total operating expenses	$10,469	$9,050	$1,419	$21,117	$16,106	$5,011
Net loss	$(2,045)	$(62)	$(1,983)	$(4,388)	$(203)	$(4,185)
Net loss attributable to Limited Partners	$(2,035)	$(66)	$(1,969)	$(4,366)	$(210)	$(4,156)
Weighted average number of Units outstanding, basic and diluted	4,091	3,884	207	4,031	3,773	$258
Earnings per Unit, basic and diluted	$(0.50)	$(0.02)	$(0.48)	$(1.08)	$(0.06)	$(1.02)

	As of		Change
($s in thousands)	June 30, 2026	June 30, 2025	$	%
Real estate assets, at cost	$426,761	$376,600	$50,161	13%
Cash and cash equivalents	$15,166	$9,850	$5,316	54%
Investment in DST	$12,879	$—	$12,879	—
Total assets	$470,256	$419,146	$51,110	12%
Secured revolving credit facility	$52,000	$91,500	$(39,500)	(43%)
Term loan, net	$103,736	$—	$103,736	—
Construction loan	$4,310	$—	$4,310	—
Total liabilities	$180,801	$110,223	$70,578	64%
Total partners' capital	$289,455	$308,923	$(19,468)	(6%)

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

Results of Operations

For purposes of the discussions below, same-store properties are properties acquired before January 1, 2025 and held as in-service properties through June 30, 2026. Acquired properties are properties that were acquired on or after January 1, 2025 and held as in-service properties through June 30, 2026.

Comparison of three months ended June 30, 2026 to three months ended June 30, 2025

Revenues increased to $10.2 million in the three months ended June 30, 2026 from $9.4 million in the three months ended June 30, 2025, primarily due to $1.6 million higher revenue from acquired properties partially offset by $0.5 million lower revenue from same-store properties. Revenues from same-store properties decreased primarily due to a 265,700-square-foot vacancy in the current quarter that contributed $0.6 million to the first quarter 2025 revenues, and a 140,400-square-foot vacancy in the current quarter that contributed $0.3 million to the first quarter 2025 revenues. This decrease was partially offset by a $0.2 million increase in tenant recoveries revenue.

	Three Months Ended
($s in thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Revenues
Same-store properties	$6,736	$7,277	$(541)	(7%)
Acquired properties	3,473	1,908	1,565	82%
Disposed properties	—	177	(177)	(100%)
	$10,209	$9,362	$847	9%

Depreciation and amortization increased to $5.5 million in the three months ended June 30, 2026 from $4.5 million in the three months ended June 30, 2025, a $1.0 million increase driven by acquired properties.

	Three Months Ended
($s in thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Depreciation and Amortization
Same-store properties	$3,484	$3,500	$(16)	(0%)
Acquired properties	2,056	991	1,065	107%
Disposed properties	—	22	(22)	(100%)
	$5,540	$4,513	$1,027	23%

Taxes and insurance increased to $2.3 million in the three months ended June 30, 2026 from $2.0 million in the three months ended June 30, 2025, due to a $0.3 million increase from acquired properties.

	Three Months Ended
($s in thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Taxes and Insurance
Same-store properties	$1,503	$1,521	$(18)	(1%)
Acquired properties	796	484	312	64%
Disposed properties	3	41	(38)	(93%)
	$2,302	$2,046	$256	13%

Asset management fees increased to $1.1 million in the three months ended June 30, 2026 from $1.0 million in the three months ended June 30, 2025 as a direct result of an increase in the value of assets under management due to acquired properties.

Property operating expenses increased to $1.0 million in the three months ended June 30, 2026 from $0.7 million in the three months ended June 30, 2025, a $0.2 million increase driven by acquired properties. Same store properties operating expenses increased $0.1 million primarily due to various building maintenance work done at several properties.

	Three Months Ended
($s in thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Property Operating Expenses
Same-store properties	$705	$603	$102	17%
Acquired properties	272	116	156	134%
Disposed properties	—	22	(22)	(100%)
Corporate	6	5	1	20%
	$983	$746	$237	32%

General and administrative expense decreased to $0.5 million for the three months ended June 30, 2026 from $0.8 million for the three months ended June 30, 2025, a $0.3 million decrease, primarily due to lower legal fees associated with public reporting and filings under the Exchange Act. Most of the legal fees incurred in the three months ended June 30, 2025 were associated with the Company's initial registration statement filing with the SEC.

	Three Months Ended
($s in thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
General and Administrative
Same-store properties	$9	$19	$(10)	(53%)
Acquired properties	27	17	10	59%
Corporate	469	728	(259)	(36%)
	$505	$764	$(259)	(34%)

Interest expense increased by approximately $0.8 million from $1.6 million for the three months ended June 30, 2025 to just under $2.4 million for the three months ended June 30, 2026, primarily as a result of higher outstanding debt balance under the 2026 KeyBank Credit Facility and Thrivent Term Loan during the current year period. The weighted average balance outstanding during the three months ended June 30, 2026 was $153.9 million, as compared to $70.5 million during the three months ended June 30, 2025.

Gain on sale of real estate assets was $1.2 million in the three months ended June 30, 2025 from the disposition of a 56,000 square-foot industrial property in Sulphur, Louisiana. We did not make any dispositions in the three months ended June 30, 2026. Please see "Note 3. Investment in Real Estate" for more information.

Income taxes were approximately $0.4 million for the three months ended June 30, 2026 due to provisions made for federal and state income taxes. No such provisions were made in the three months ended June 30, 2025. See "Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncement – Income Taxes" for more information.

Our net loss for the three months ended June 30, 2026 was $2.0 million, as compared to $0.1 million for the three months ended June 30, 2025. The change was primarily a result of a $1.2 million gain from disposition of real estate assets in the prior year quarter (as compared to no such gain in the current year quarter), a $0.8 million increase in interest expense in the current year quarter, and a $1.0 million increase in depreciation and amortization in the current year quarter, partially offset by income from the DST investment of $1.0 million during the three months ended June 30, 2026.

Comparison of six months ended June 30, 2026 to six months ended June 30, 2025

Revenues increased to $20.5 million in the six months ended June 30, 2026 from $17.0 million in the six months ended June 30, 2025, primarily due to $4.9 million higher revenue from acquired properties partially offset by $1.3 million lower revenue from same store properties. Revenues from same store properties decreased primarily due to a 265,700-square-foot vacancy in the current period that contributed $1.2 million to the first half of 2025 revenues, and a 140,400-square-foot vacancy in the current period that contributed $0.5 million to the first half of 2025 revenues. The decrease was partially offset by an increase of $0.2 million in tenant recoveries revenue.

	Six Months Ended
($s in thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Revenues
Same-store properties	$13,360	$14,623	$(1,263)	(9%)
Acquired properties	7,011	2,066	4,945	239%
Disposed properties	79	354	(275)	(78%)
	$20,450	$17,043	$3,407	20%

Depreciation and amortization increased to $11.2 million in the six months ended June 30, 2026 from $8.1 million in the six months ended June 30, 2025, a $3.0 million increase driven by acquired properties.

	Six Months Ended
($s in thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Depreciation and Amortization
Same-store properties	$6,995	$6,988	$7	0%
Acquired properties	4,112	1,063	3,049	287%
Disposed properties	64	90	(26)	(29%)
	$11,171	$8,141	$3,030	37%

Taxes and insurance increased to $4.5 million in the six months ended June 30, 2026 from $3.4 million in the six months ended June 30, 2025, a $1.1 million increase largely driven by acquired properties.

	Six Months Ended
($s in thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Taxes and Insurance
Same-store properties	$2,870	$2,825	$45	2%
Acquired properties	1,588	530	1,058	200%
Disposed properties	16	62	(46)	(74%)
	$4,474	$3,417	$1,057	31%

Asset management fees increased to $2.3 million in the six months ended June 30, 2026 from $1.8 million in the six months ended June 30, 2025 as a direct result of an increase in the value of assets under management due to acquired properties.

Property operating expenses increased to $2.1 million in the six months ended June 30, 2026 from $1.5 million in the six months ended June 30, 2025, mostly driven by acquired properties. The $165,000 increase of property operating expenses for same-store properties is driven by several maintenance projects including pressure washing, landscaping, plumbing, and painting at properties throughout the Southern U.S.

	Six Months Ended
($s in thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Property Operating Expenses
Same-store properties	$1,493	$1,328	$165	12%
Acquired properties	548	116	432	372%
Disposed properties	5	40	(35)	(88%)
Corporate	11	11	—	0%
	$2,057	$1,495	$562	38%

General and administrative expense decreased to $1.1 million for the six months ended June 30, 2026 from $1.3 million for the six months ended June 30, 2025, a $0.2 million decrease, primarily due to lower legal fees associated with public reporting and filings under the Exchange Act. Most of the legal fees incurred in the six months ended June 30, 2025 were associated with the Company's initial registration statement filing with the SEC.

	Six Months Ended
($s in thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
General and Administrative
Same-store properties	$44	$40	$4	10%
Acquired properties	31	26	5	19%
Disposed properties	(5)	—	(5)	—
Corporate	1,038	1,200	(162)	(14%)
	$1,108	$1,266	$(158)	(12%)

Interest expense increased by approximately $2.6 million from $2.3 million for the six months ended June 30, 2025 to $5.0 million for the six months ended June 30, 2026, primarily as a result of higher outstanding debt balance under the 2026 KeyBank Credit Facility and Thrivent Term Loan during the current year period. The weighted average balance outstanding during the six months ended June 30, 2026 was $162.9 million, as compared to $48.7 million during the six months ended June 30, 2025.

Gain on sale of real estate assets was $1.2 million in the six months ended June 30, 2025 from the disposition of a 56,000 square-foot industrial property in Sulphur, Louisiana. We did not make any dispositions in the six months ended June 30, 2026. Please see "Note 3. Investment in Real Estate" for more information.

Income taxes were approximately $0.4 million for the six months ended June, 30, 2026 due to provisions made for federal and state income taxes. No such provisions were made in the six months ended June 30, 2025. See "Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncement – Income Taxes" for more information.

Our net loss for the six months ended June 30, 2026 was $4.4 million, as compared to $0.2 million for the six months ended June 30, 2025. The change was primarily a result of a $1.2 million gain from dispositions of real estate assets in the prior year period (as compared to no such gain in the current year period), a $2.6 million increase in interest expense in the current year period, and a $3.0 million increase in depreciation and amortization in the current year, partially offset by income from the DST investment of $1.6 million during the six months ended June 30, 2026.

Liquidity and Capital Resources

Cash Flow Activity

The following table summarizes our cash flow activities for the three months ended June 30, 2026 and 2025, respectively:

	Six Months Ended		Change
($s in thousands)	June 30, 2026	June 30, 2025	$	%
Net cash provided by operating activities	$5,381	$6,024	$(643)	(11%)
Net cash provided by (used in) investing activities	$13,341	$(93,805)	$107,146	114%
Net cash provided by (used in) financing activities	$(15,755)	$86,242	$(101,997)	(118%)

Changes in cash flow for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 are described as follows:

Operating Activities: Cash provided by operating activities decreased by $0.6 million for the six months ended June 30, 2026 from approximately $6.0 million for the six months ended June 30, 2025 to $5.4 million for the six months ended June 30, 2026, primarily due to the following:

•
$3.4 million increase in total revenues and $1.6 million of bridge carry fees and distribution received from DST-I, offset by $3.0 million more cash paid for interest and $2.0 million of increases in taxes and insurance, asset management fees, property operating expenses, and general and administrative expenses; and
•
$0.5 million decrease in working capital, which is a result of timing of payments and receipts of prepaid expenses and other assets, accounts payable and accrued expenses, and deferred revenues.

Investing Activities: Cash provided by investing activities was $13.3 million in the six months ended June 30, 2026, an increase of $107.1 million from using $93.8 million for investing activities in the six months ended June 30, 2025, primarily due to the following:

•
No cash deployment for purchase of real estate assets in the six months ended June 30, 2026, as compared to approximately $101.5 million used to acquire real estate assets in the six months ended June 30, 2025;
•
IDV JV paid $6.5 million for its in-progress capital project in the six months ended June 30, 2026; and
•
Received $20.1 million return of investment from DST-I in the six months ended June 30, 2026.

Financing Activities: $15.8 million was used in financing activities in the six months ended June 30, 2026 as compared to $86.2 million provided by financing activities in the six months ended June 30, 2025, a $102.0 million decrease in cash, primarily due to the following:

•
Net revolving credit facility repayment of $27.5 million in the six months ended June 30, 2026, as compared to net drawdown of $57.0 million in the six months ended June 30, 2025;
•
Used $6.3 million to redeem 69,363 Units in the six months ended June 30, 2026, as compared to $0.1 million used to redeem 1,500 Units in the six months ended June 30, 2025;
•
Proceeds from the Private Offering were $17.9 million lower in the six months ended June 30, 2026, as compared to the six months ended June 30, 2025;
•
Paid $0.4 million less in financing costs in the six months ended June 30, 2026, as compared to the six months ended June 30, 2025; and
•
Payments for issuance costs decreased $1.6 million in the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

The following table outlines gross distributions paid out (exclusive of impact of accruals) and sources used to fund the distributions for the periods as indicated:

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
($s in thousands)	Amount		Percentage	Amount		Percentage
Net cash provided by operating activities	$5,381			$6,024

Distributions
Paid in cash	$4,524		57%	$4,541		62%
DRIP	3,452		43%	2,817		38%
Total	$7,976		100%	$7,358		100%
Sources of Distributions
Cash flows from operating activities	$5,381		67%	$6,024		82%
Cash flows from operating activities from prior period	2,595	(1)	33%	1,334	(1)	18%
Total	$7,976		100%	$7,358		100%

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
•
to fund property acquisitions.

These needs will be met by proceeds from the Private Offering as well as borrowings under our credit facilities. The A&R Credit Agreement we entered into on January 15, 2026 increased the borrowing capacity under the KeyBank credit facility from $100.0 million to $150.0 million and extended the maturity date to March 30, 2029, with the option for a 12-month extension upon satisfaction of certain conditions. As of June 30, 2026, $52.0 million is outstanding under the 2026 KeyBank Credit Facility and $98.0 million remained available for borrowing.

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

We were in compliance with our financial covenants as of June 30, 2026, and we anticipate that we will be able to operate in compliance with our financial covenants throughout 2026. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lender in a manner that could impose and cause us to incur material costs and our access to borrowings on our 2026 KeyBank Credit Facility may be limited if we fail to meet any of these covenants.

Off-Balance Sheet Arrangements

At June 30, 2026, we had one letter of credit in lieu of cash security deposit totaling $0.5 million, which was not reflected as a liability on our balance sheets, nor was any cash reflected as an asset on our balance sheets. We had no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operation or liquidity and capital resources.

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

The table below is a reconciliation from our GAAP net loss to NOI, without adjusting for the effects of noncontrolling interests, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
($s in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss	$(2,045)	$(62)	$(4,388)	$(203)

Adjustments:
Depreciation and amortization	5,540	4,513	11,171	8,141
Asset management fee	1,139	981	2,307	1,787
General and administrative	505	764	1,108	1,266
Straight-line rent	(121)	(279)	(233)	(571)
Above/below market rent intangibles amortization	(296)	(231)	(585)	(377)
Interest expense	2,397	1,555	4,979	2,347
Interest income	(38)	(29)	(65)	(55)
Income from DST Investment	(991)	—	(1,610)	—
Gain on sale of real estate assets	—	(1,152)	—	(1,152)
Income taxes	417	—	417	—
Total adjustments	8,552	6,122	17,489	11,386

NOI	$6,507	$6,060	$13,101	$11,183

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

The following table breaks down our NOI by same store properties, acquired properties and other for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended			Six Months Ended
($s in thousands)	June 30, 2026		June 30, 2025	June 30, 2026	June 30, 2025
Same-store properties
Revenues	$6,736		$7,277	$13,360	$14,623
Expenses	(2,208)		(2,124)	(4,363)	(4,153)
Same-store NOI before adjustments	4,528		5,153	8,997	10,470
Adjustments:
Straight-line rent	(63)		(215)	(117)	(503)
Above/below market rent intangibles amortization	(139)		(142)	(269)	(285)
Same Store NOI	$4,326	(1)	$4,796	$8,611	$9,682

Acquired properties
Revenues	$3,473		$1,908	$7,011	$2,066
Expenses	(1,068)		(600)	(2,136)	(646)
Acquired properties NOI before adjustments	2,405		1,308	4,875	1,420
Adjustments:
Straight-line rent	(58)		(61)	(132)	(61)
Above/below market rent intangibles amortization	(157)		(89)	(314)	(92)
Acquired properties NOI	$2,190		$1,158	$4,429	$1,267

Disposed properties and other (2)
Revenues	$—		$177	$79	$354
Expenses	(9)		(68)	(32)	(113)
Disposed properties and other NOI before adjustments	(9)		109	47	241
Adjustments:
Straight-line rent	—		(3)	16	(7)
Above/below market rent intangibles amortization	—		—	(2)	—
Disposed properties and other NOI	$(9)		$106	$61	$234

Total NOI	$6,507		$6,060	$13,101	$11,183

(1) Same-store NOI decreased in the three and six months ended June 30, 2026 by approximately $0.5 million and $1.1 million, respectively, as compared to the three and six months ended June 30, 2025. This is due to vacancies in two units where tenants contributed approximately $0.8 million and $1.5 million in rental revenue in the three and six months ended June 30, 2025, respectively. This is partially offset due to a decrease in straight-line rent adjustment associated with these terminations.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2026, the Company issued an aggregate of (i) 231,285 Units in the Private Offering for net proceeds of approximately $20.9 million; and (ii) 36,615 Units pursuant to the DRIP for net proceeds of approximately $3.3 million. The Units were issued in the Private Offering pursuant to Rule 506(b) of Regulation D promulgated under the Securities Act, to persons who qualify as "accredited investors," as defined in Regulation D promulgated under the Securities Act and non-U.S. persons pursuant to Regulation S promulgated under the Securities Act.

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

During the three months ended June 30, 2026, we redeemed or repurchased Units as follows:

Period	Total Number of Units Redeemed or Repurchased	Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Redeemed Under the Plans or Programs
April 1, 2026 - April 30, 2026	—	N/A	—	(1)
May 1, 2026 - May 31, 2026	—	N/A	—	(1)
June 1, 2026 - June 30, 2026	55,687	$90.25	55,687	(1)
(1)
A description of the maximum number of Units that may be redeemed under our redemption policy is included in the narrative preceding this table.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of the persons who perform policy-making functions for us and are designated as reporting persons for purposes of Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

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

SEALY INDUSTRIAL PARTNERS IV, LP
Date:	August 5, 2026
By: Sealy Industrial Partners IV GP, LLC, its general partner

		By:	/s/ Mark P. Sealy
		Name:	Mark P. Sealy
		Title:	Manager

		By:	/s/ James Gilligan
		Name:	James Gilligan
		Title:	Principal Financial Officer