Form 10-Q
period 2026-09-30
Sealy Industrial Partners IV, LP
filed 2026-11-04
CIK 1929017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 4,268,401 units of limited partnership interest outstanding.

GLOSSARY

Annualized Base Rental Revenue

Contractual monthly base rent as of September 30, 2026 (which differs from rent calculated in accordance with GAAP) multiplied by 12. If a tenant is in a free rent period as of September 30, 2026, the total annualized base rental revenue is calculated based on the first contractual monthly base rent amount multiplied by 12.

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

Same Store Properties/Acquired Properties

Same Store Properties are properties acquired before January 1, 2025 and held as in-service properties at September 30, 2026. Acquired Properties are properties acquired on or after January 1, 2025 and held as in-service properties at September 30, 2026.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K filed with the SEC on March 12, 2026 (the "Annual Report on Form 10-K"). Our results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results expected for the full year.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
(in thousands, except Units data)	(unaudited)
ASSETS
Real estate assets, at cost:
Buildings and improvements	$323,552	$347,880
Land	54,549	57,225
Land improvements	39,335	42,358
Work in progress	10,845	951
Tenant improvements	566	500
Total real estate assets, at cost	428,847	448,914
Less: accumulated depreciation	(26,013)	(17,773)
Total real estate assets, net	402,834	431,141

Cash and cash equivalents	26,211	12,199
Prepaid expenses and other assets	11,355	11,001
Deferred financing costs, net of accumulated amortization of $350 and $4 as of September 30, 2026 and December 31, 2025, respectively	1,273	68
Acquired value of in-place leases, net of accumulated amortization of $23,887 and $15,691 as of September 30, 2026 and December 31, 2025, respectively	23,872	35,969
Above market intangible lease asset, net of accumulated amortization of $130 and $81 as of September 30, 2026 and December 31, 2025, respectively	178	227
Total Assets	$465,723	$490,605

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Secured revolving credit facility (Note 6)	$41,500	$79,500
Term loan, net (Note 6)	103,814	103,585
Construction loan (Note 6)	6,932	—
Accounts payable and accrued expenses	16,503	15,197
Deferred revenues	2,228	1,463
Below market intangible lease liability, net of accumulated amortization of $2,298 and $1,380 as of September 30, 2026 and December 31, 2025, respectively	2,795	4,521
Total liabilities	173,772	204,266

Commitments and contingencies (Note 8)	—	—

Partners' Capital
Series A preferred equity	125	125
General Partner's capital, 111 Units outstanding as of September 30, 2026 and December 31, 2025, respectively	8	8
Limited Partners' capital, 4,194,199 Units and 3,887,128 Units outstanding as of September 30, 2026 and December 31, 2025, respectively	289,637	284,000
Non-controlling interests	2,181	2,206
Total partners' capital	291,951	286,339

Total Liabilities and Partners' Capital	$465,723	$490,605

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except Units and per-Unit data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues
Rental revenue	$9,719	$9,742	$29,965	$26,706
Other revenues	(20)	17	184	96
Total revenues	9,699	9,759	30,149	26,802

Operating expenses
Depreciation and amortization	5,518	5,006	16,689	13,147
Property taxes and insurance	1,993	1,859	6,467	5,276
Asset management fee	1,140	1,043	3,447	2,830
Property operating expenses	944	932	3,001	2,427
General and administrative	699	590	1,807	1,856
Total operating expenses	10,294	9,430	31,411	25,536

Operating income (loss)	(595)	329	(1,262)	1,266

Other income (expense)
Income from DST investment	938	—	2,548	—
Interest income	50	58	115	113
Interest expense	(2,196)	(1,767)	(7,175)	(4,114)
Gain on sale of real estate assets	—	5	—	1,157
Income taxes	(208)	—	(625)	—
Total other income (expense)	(1,416)	(1,704)	(5,137)	(2,844)

Net loss	$(2,011)	$(1,375)	$(6,399)	$(1,578)

Dividends to preferred shareholders	4	4	12	12
Net loss attributable to non-controlling interests	(13)	(9)	(43)	(10)
Net loss attributable to partners	$(2,002)	$(1,370)	$(6,368)	$(1,580)

Net loss attributable to General Partner	$—	$—	$—	$—
Net loss attributable to Limited Partners	$(2,002)	$(1,370)	$(6,368)	$(1,580)

Weighted average number of Units outstanding, basic and diluted	4,164,271	4,100,946	4,076,042	3,883,312
Earnings per Unit, basic and diluted	$(0.48)	$(0.33)	$(1.56)	$(0.41)

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Statements of Changes in Partners' Capital (unaudited)

(in thousands)	Series A Preferred	General Partner	Limited Partners	Non-Controlling Interests	Total Partners' Capital
Balance, December 31, 2025	$125	$8	$284,000	$2,206	$286,339
Contributions, net of issuance costs of $1,299	—	—	13,430	100	13,530
Distributions	(4)	—	(3,965)	(27)	(3,996)
Redemptions	—	—	(1,234)	—	(1,234)
Net loss	4	—	(2,331)	(16)	(2,343)
Balance, March 31, 2026	$125	$8	$289,900	$2,263	$292,296
Contributions, net of issuance costs of $1,052	—	—	8,395	—	8,395
Distributions	(4)	—	(4,134)	(27)	(4,165)
Redemptions	—	—	(5,026)	—	(5,026)
Net loss	4	—	(2,035)	(14)	(2,045)
Balance, June 30, 2026	$125	$8	$287,100	$2,222	$289,455
Contributions, net of issuance costs of $1,009	—	—	12,389	—	12,389
Distributions	(4)	—	(4,248)	(28)	(4,280)
Redemptions	—	—	(3,602)	—	(3,602)
Net loss	4	—	(2,002)	(13)	(2,011)
Balance, September 30, 2026	$125	$8	$289,637	$2,181	$291,951

(in thousands)	Series A Preferred	General Partner	Limited Partners	Non-Controlling Interests	Total Partners' Capital
Balance, December 31, 2024	$125	$8	$276,252	$2,075	$278,460
Contributions, net of issuance costs of $2,099	—	—	19,667	—	19,667
Distributions	(4)	—	(3,655)	(27)	(3,686)
Net loss	4	—	(144)	(1)	(141)
Balance, March 31, 2025	$125	$8	$292,120	$2,047	$294,300
Contributions, net of issuance costs of $2,050	—	—	18,773	—	18,773
Distributions	(4)	—	(3,922)	(27)	(3,953)
Redemptions	—	—	(135)	—	(135)
Net loss	4	—	(66)	—	(62)
Balance, June 30, 2025	$125	$8	$306,770	$2,020	$308,923
Contributions, net of issuance costs of $902	—	—	15,037	—	15,037
Distributions	(4)	—	(4,185)	(28)	(4,217)
Redemptions	—	—	(519)	—	(519)
Net loss	4	—	(1,370)	(9)	(1,375)
Balance, September 30, 2025	$125	$8	$315,733	$1,983	$317,849

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025
Cash flows from operating activities
Net loss	$(6,399)	$(1,578)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	16,689	13,147
Above/below market rent intangibles amortization	(876)	(624)
Straight-line rent adjustment	(317)	(825)
Noncash interest expense	583	971
Gain on sale of real estate assets	—	(1,157)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	651	(640)
Accounts payable and accrued expenses	750	2,219
Deferred revenues	765	329
Net cash provided by operating activities	11,846	11,842

Cash flows from investing activities
Purchase of real estate assets	—	(140,287)
Earnest money deposit	(1,700)	—
Capital expenditures	(10,324)	(421)
Deferred leasing costs	(177)	(225)
Return of investment from DST	33,358	—
Net proceeds from sale of real estate assets	—	7,921
Net cash provided by (used in) investing activities	21,157	(133,012)

Cash flows from financing activities
Proceeds from revolving credit facility	41,800	106,500
Repayments of revolving credit facility	(79,800)	(128,000)
Proceeds from term loan	—	105,220
Proceeds from construction loan	6,932	—
Financing costs paid	(1,623)	(2,629)
Contributions	33,771	54,454
Payments for issuance costs	(3,309)	(4,836)
Distributions	(6,836)	(6,952)
Redemptions	(9,862)	(654)
Distribution fees paid net of recovery	(64)	(226)
Net cash provided by (used in) financing activities	(18,991)	122,877
Net change in cash and cash equivalents	14,012	1,707
Cash and cash equivalents, beginning of period	12,199	11,389
Cash and cash equivalents, end of period	$26,211	$13,096

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Consolidated Statements of Cash Flows (unaudited, CONTINUED)

	Nine Months Ended
($s in thousands)	September 30, 2026	September 30, 2025
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$(6,595)	$(2,892)

Supplemental Disclosure of Noncash Investing and Financing Transactions
Increase in accrued issuance costs	$51	$215
Increase in accrued cash distributions	$118	$359
DRIP contributions	$5,039	$4,075
Increase in accrued DRIP distributions	$205	$335
DRIP distributions	$(5,244)	$(4,410)
Contribution of property to DST (Note 5)	$(33,358)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Sealy Industrial Partners IV, LP and Subsidiaries

Notes to Consolidated Financial Statements

(UNaudited)

Note 1. Organization and Description of Business

Sealy Industrial Partners IV, LP (the “Partnership”) was formed as a Georgia limited partnership on February 25, 2022. Sealy Industrial Partners IV REIT, LLC (the “SIP IV REIT”) is a controlled subsidiary of the Partnership and Sealy Industrial Partners IV OP, LP (the “OP”) is a controlled subsidiary of the SIP IV REIT. In December 2025, the Partnership formed Sealy SIP IV Aldine Westfield TRS, LLC ("TRS JV") and Sealy TRS I, LLC ("TRS I"), two TRSs, as wholly owned subsidiaries of the OP. Unless stated otherwise or the context otherwise requires, the terms the "Company," "we," "our," and "us" refer to the Partnership and its subsidiaries, including the SIP IV REIT, the OP, and all of its consolidated subsidiaries. Sealy Industrial Partners IV GP, LLC (the “GP”) is the general partner of the Partnership. Sealy & Company, LLC (“Sealy”) is the sole member of the GP.

The GP contributed $5,000 to the Partnership in exchange for 55.4 Class I units of limited partnership interest in the Partnership and $5,000 to the OP in exchange for 55.4 units of limited partnership interest in the OP (the "OP Units"). Sealy SIP IV Investor, LLC (“SIP IV Investor”) owns subordinated participation interests (see "Note 9. Equity" for details) in the Partnership and the OP. Sealy Capital Investor II, LLC (“SCI-II”), through the transactions contemplated in a Distribution and Contribution Agreement with SIP IV Investor, among other parties, effective as of December 31, 2022, acquired SIP IV Investor's Class I units and OP Units and is deemed to have contributed $5,000 to the Partnership for 55.4 Class I units and $2,445,000 to the OP in exchange for 27,091.4 OP Units. The ownership interests of SIP IV Investor and SCI-II in the OP are recognized and measured as noncontrolling interests in the consolidated financial statements. As of September 30, 2026, noncontrolling interests represented 0.6% of the partnership interests in the OP.

In April 2022, the Partnership commenced an offering of Class A units of limited partnership interest (the "Class A Units"), Class I units of limited partnership interest (the "Class I Units"), and Class R units of limited partnership interest (the "Class R Units", and collectively with the Class A Units and the Class I Units, the "Units") for up to $750 million, expandable to $1 billion at the discretion of the GP (the “Private Offering”). Sealy is the sponsor of the Private Offering. For each Class I Unit and Class R Unit, the Partnership receives a capital contribution of $90.25; for each Class A Unit, the Partnership receives the net amount after deducting selling commission of up to $6.00, managing broker-dealer fee of up to $2.75, and broker-dealer due diligence fee of up to $1.00 from the investor contribution of $100.00. As of September 30, 2026, there were 4,194,199 Units issued and outstanding (see "Note 9. Equity" for details) under the Private Offering. All Units have the same voting rights and holders of such Units are together referred to as "Limited Partners". The Limited Partners, together with the GP, SIP IV Investor, and SCI-II, are referred to herein as the “Partners”.

On December 2, 2022, the SIP IV REIT admitted preferred shareholders through an offering of $125,000 in preferred shares at $1,000 per share.

The Company commenced operations on July 15, 2022 and primarily focuses on acquiring, owning, financing, developing, redeveloping, maintaining, operating, managing, leasing, and selling income-producing industrial and other commercial real estate properties throughout the United States. Substantially all of our business is conducted through the OP. As of September 30, 2026, we owned real estate located primarily in the Southern and Midwestern United States.

Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncement

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP. The presentation includes the accounts of the Company and those entities in which the Company has a controlling financial interest. The outside equity interests in the entities controlled by the Company are reflected in the consolidated financial statements as a noncontrolling interest. All intercompany transactions have been eliminated.

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

Assets acquired are recorded at cost based on the contract purchase price plus transaction costs (the “Purchase Price”). The Purchase Price is then allocated based on the fair value of assets acquired and liabilities assumed, which generally consists of land, land improvements, buildings, tenant improvements, deferred leasing commissions, and intangible lease assets and liabilities. The fair value of the tangible assets is determined as if they were vacant. The determination of fair value includes the use of significant assumptions such as land comparables, discount rates, terminal capitalization rates, and market rent assumptions. The value of acquired in-place leases is based on the difference on the date of the acquisition between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued "as-if" vacant. In allocating the fair value to identified intangibles for above-market or below-market leases, an amount is recorded based on the present value of the difference between prevailing market rental rates and the in-place lease rental rates measured over a period equal to the remaining term of the leases.

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

Impairment of Real Estate Assets

The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The judgments regarding the existence of indicators of impairment are based on operating performance, market conditions, as well as our intent and ability to hold each property. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the operation and disposal of the asset. If the carrying amount of such assets are not recoverable, an impairment loss is recognized to reduce the carrying value of the property to its estimated fair value. The impairment loss is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The impairment assessment and fair value measurement requires the use of estimates and assumptions related to the timing and amounts of cash flow projections, discount rates, and terminal capitalization rates.

No impairment charge was recorded for the nine months ended September 30, 2026 and 2025.

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

The estimated fair value of the Company’s fixed-rate term loan as of September 30, 2026 was approximately $99.7 million, calculated by discounting future cash payments through the term of the loan at a risk-adjusted rate. The discount rate used included a risk-free rate derived from the U.S. Treasury note interest rate as of September 30, 2026 and a risk premium provided by our lenders for companies with similar profiles as ours, which was a Level 3 input. The carrying amounts for the Company’s variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

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

The following table sets forth the balances of our prepaid expenses and other assets as of September 30, 2026 and December 31, 2025, respectively.

($s in thousands)	September 30, 2026	December 31, 2025
Straight-line rents	$3,090	$2,773
Right-of-use asset	2,315	2,335
Prepaid distribution fees	2,140	2,204
Earnest money deposits	1,700	—
Contributions in transit	—	1,131
Lease commissions	844	787
Tenant receivables	332	621
Prepaid insurance	537	439
Other	397	711
Total prepaid expenses and other assets	$11,355	$11,001

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

Income Taxes

Under the present law, partnerships are pass-through entities and are not subject to U.S. federal income taxes. The SIP IV REIT has elected to be taxed as a REIT under the Code; as a REIT, the SIP IV REIT generally is not subject to federal income tax provided it continues to satisfy certain distribution, income, asset, and ownership tests under the Code. Taxable income from non-REIT activities managed through the Company’s TRSs is subject to federal, state, and local taxes. During the three and nine months ended September 30, 2026, we made income tax provisions totaling $0.2 million and $0.6 million, respectively, at a federal income tax rate of 21% and a state income tax rate of 4.9%.

Earnings per Unit

Earnings per Unit is calculated by dividing net income (loss) attributable to Limited Partners, who held partnership interests in Units, by the weighted average number of Units outstanding during the period. The Company had not issued any dilutive Units as of September 30, 2026.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net loss attributable to Limited Partners ('000s)	$(2,002)	$(1,370)	$(6,368)	$(1,580)
Denominator:
Weighted average number of Units outstanding, basic and diluted	4,164,271	4,100,946	4,076,042	3,883,312

Earnings per Unit, basic and diluted	$(0.48)	$(0.33)	$(1.56)	$(0.41)

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03, "Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires enhanced disclosures that disaggregate significant income statement expense captions such as purchase of inventory, depreciation and amortization, employee compensation, and selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. We are currently evaluating ASU 2024-03 to determine its impact on our financial statement disclosures.

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

Note 3. Investments in Real Estate

Portfolio

As of September 30, 2026, we wholly owned 21 industrial real estate properties totaling approximately 5.1 million square feet of GLA located in eight states, including Indiana, Iowa, Kansas, Mississippi, Missouri, Ohio, Oklahoma, and Texas. Below is a summary of our investments in wholly-owned real estate, before depreciation and amortization, as of September 30, 2026 and December 31, 2025:

($s in thousands)	September 30, 2026	December 31, 2025
Buildings and improvements	$323,552	$347,880
Land	50,349	53,025
Land improvements	39,335	42,358
Work in progress	171	86
Tenant improvements	566	500
Acquired value of in-place leases	47,759	51,660
Above market rent lease intangibles	308	308
Below market rent lease intangibles	(5,094)	(5,901)
Total investments in real estate	$456,946	$489,916
(1)
A property with a book value of approximately $33.4 million was contributed to a DST. See Note 5. Investment in DST for more details.

During the three and nine months ended September 30, 2026 and 2025, we recognized the following depreciation expense associated with our tangible real estate assets:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Depreciation	$2,768	$2,540	$8,341	$6,899

Acquisitions

During the nine months ended September 30, 2026, we did not make any acquisitions. During the nine months ended September 30, 2025, we acquired five industrial real estate assets, totaling approximately 1.6 million square feet, for a total Purchase Price (including contract purchase price and transaction costs, as defined previously) of approximately $140.3 million.

Disposition

During the nine months ended September 30, 2026, we did not make any dispositions. On April 25, 2025, we sold one industrial property of 56,000 square feet in Sulphur, Louisiana, for $8.3 million. The book basis of the sold property was approximately $6.8 million. We recognized a gain of approximately $1.2 million. The net sales proceeds of $7.9 million were used to partially fund an acquisition that closed on June 30, 2025.

Investment in DST

In January 2026, the Company contributed a property acquired in December 2025 to a DST. See "Note 5. Investment in DST" for more information.

Lease intangibles

During the three and nine months ended September 30, 2026 and 2025, the Company recognized the following lease intangibles amortization:

	Three Months Ended		Nine Months Ended
($s in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Acquired value of in-place leases	$2,708	$2,428	$8,228	$6,140
Above market intangible lease asset	$17	$16	$49	$18
Below market intangible lease liability	$(308)	$(263)	$(925)	$(642)

The following table summarizes future amortization of acquired lease intangibles as of September 30, 2026:

($s in thousands)	Acquired Value of In-Place Leases	Above Market Intangible Lease Asset	Below Market Intangible Lease Liability
2026	$2,647	$16	$(307)
2027	8,925	65	(1,052)
2028	5,352	27	(594)
2029	3,349	2	(393)
2030	1,088	2	(130)
Thereafter	2,511	66	(319)
Total	$23,872	$178	$(2,795)
Weighted average amortization period (years)	3.1	13.6	3.3

Note 4. Investment In Joint Venture

On December 4, 2025, the Company, through its wholly owned TRS, TRS JV, entered into a joint venture agreement with IDV Aldine Westfield, LLC ("IDV") to form Sealy IDV Aldine Westfield, LLC (the "IDV JV"). On December 5, 2025, the IDV JV purchased a 10.1-acre land parcel located in Houston, Texas from IDV for $4.2 million to develop an industrial warehouse of approximately 164,600 square feet (the "Aldine Westfield Property"). The Company maintains a 95% interest and IDV holds the remaining 5% interest in the IDV JV. In accordance with the consolidation principles in ASC Topic 810, Consolidation ("ASC 810"), the Company consolidated the IDV JV's financial statements and has included IDV's equity interest in the IDV JV as a non-controlling interest in the consolidated balance sheets.

As of September 30, 2026 and December 31, 2025, the Company has contributed approximately $6.8 million and $4.8 million to the IDV JV. The following table summarizes the joint venture amounts included in our consolidated balance sheets (in thousands):

Financial Statement Line	September 30, 2026	December 31, 2025
Land	$4,200	$4,200
Work in Progress	$10,674	$865
Cash and cash equivalents	$—	$28
Prepaid expenses and other assets	$—	$8
Deferred financing costs	$—	$65
Accounts payable and accrued expenses	$802	$177
Construction loan	$6,932	$—
Non-controlling interests	$292	$192

The development of the Aldine Westfield Property was completed in October 2026.

Note 5. Investment in DST

On December 10, 2025, the Company acquired a property of approximately 303,000 square feet in Anderson, Indiana (the "DST Property") for approximately $33.4 million, plus transaction costs, through a wholly owned subsidiary of the OP (the "Owner LLC"). On January 12, 2026, the OP assigned all of its rights, title, and interest in the Owner LLC to TRS I (the "Depositor"), who converted the Owner LLC into a DST, which was renamed as Sealy Industrial I, DST ("DST-I" or the "Trust") on January 13, 2026. The Depositor owned 100% of the beneficial interests in DST-I as of January 13, 2026. Under the trust agreement of DST-I (the "Trust Agreement"), Sealy Master DST Trustee, LLC (the "Administrative Trustee"), a Georgia limited liability company and a wholly-owned subsidiary of Sealy, is the trust manager and is responsible for the operation of DST-I. DST-I has entered into an asset management agreement with Sealy for the management of the day-to-day affairs of the Trust; and a property management agreement with Sealy for the management and operation of the DST Property. The Administrative Trustee is prohibited from taking actions that would constitute a power to vary the investment, including reinvestment beyond constrained cash management, mortgage financing/refinancing, entering new leases except in tenant bankruptcy/insolvency, and more than minor non-structural modifications except as required by law.

On January 13, 2026, DST-I commenced a private placement offering of up to 100% of its beneficial interests to certain qualified accredited investors (the "DST-I Offering"). The maximum offering amount was approximately $40.5 million. As the beneficial interests in DST-I were sold and investor contributions were received, DST-I paid the Depositor for the purchase price plus transaction costs of the DST Property, as well as a bridge carry fee of up to $1.6 million, or 4% of the maximum offering amount.

As of September 30, 2026, all of the beneficial interests in DST-I had been sold. The Depositor earned $1.6 million of bridge carry fee and $0.8 million of distribution income during the DST-I Offering.

Management performed a consolidation assessment pursuant to the consolidation guidance under ASC 810. We concluded that, while DST-I is a variable interest entity ("VIE"), the Company is not required to consolidate as the Company is not the primary beneficiary of the VIE. Under the Trust Agreement, the investors (including the Company) generally have no right to manage or operate the Trust and their rights are primarily limited to receiving pro rata distributions. As the Company has no significant influence over the Trust and the DST investment, the Company accounts for its investment in DST-I under ASC 321, Investments – Equity Securities. In accordance with ASC 321, the Company applies the measurement alternative for equity securities without readily determinable fair values. Under the measurement alternative, the Company's investment in DST-I is measured at cost, with remeasurements to fair value upon impairment or upon a price change observed in an orderly transaction of the same or similar investment of the same issuer. As of September 30, 2026, the Company has no remaining exposure to loss as a result of its involvement with the VIE.

Note 6. Credit Facilities

The following table summarizes the Company's credit facilities as of September 30, 2026 and December 31, 2025, respectively:

		Outstanding Principal as of
($s in thousands)	Type	September 30, 2026	December 31, 2025	Interest Rate as of September 30, 2026	Maturity
KeyBank credit facility	Floating	$41,500	$79,500	5.64%	3/30/2029

Thrivent term loan	Fixed	105,220	105,220	5.39%	10/1/2030
Unamortized deferred financing costs		(1,406)	(1,635)
Term loan, net		$103,814	$103,585

Construction loan	Floating	$6,932	$—	6.25%	12/5/2028

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

Borrowings under the Revolver bear interest at floating rates based on the daily Secured Overnight Financing Rate ("SOFR") plus an applicable margin depending on the then-current leverage ratio as defined in the A&R Credit Agreement, which is 1.75% if the Company’s leverage ratio is less than 50% and 1.85% if the Company’s leverage ratio is equal to or greater than 50% (in each case a decrease from the applicable margin of 2.00% in the prior KeyBank credit agreement). Monthly interest payments are required on the outstanding balance. As of September 30, 2026 and December 31, 2025, the weighted average interest rate on the borrowings under the Revolver was 5.64% and 5.83%, respectively.

The Company pays an unused facility fee of either 0.20% or 0.25% per annum (depending on the amount of the unused borrowing capacity), payable quarterly. During the three months ended September 30, 2026 and 2025, we incurred approximately $74,000 and $18,000 of unused commitment fees, respectively. During the nine months ended September 30, 2026 and 2025, we incurred approximately $178,000 and $57,000 of unused commitment fees, respectively.

Borrowings under the KeyBank credit agreements are secured by the ownership interest in certain real estate assets owned by the Company. The KeyBank credit agreements imposed certain customary financial and other covenants, including limitations on permitted investments and distributions. We were in compliance with all debt covenants under the KeyBank credit agreements as of September 30, 2026 and December 31, 2025.

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

Construction Loan

Through its investment in the IDV JV, the Company is party to a loan agreement with Huntington Bank (as successor by merger to Cadence Bank) for a 3-year construction loan with a principal amount of up to $10.8 million (the "Construction Loan"). Proceeds from this loan were used to finance the development and construction of a 164,600 square-foot industrial building in Houston, Texas. The construction loan matures on December 5, 2028, with two 12-month extension options available.

Outstanding principal on the construction loan as of September 30, 2026 was approximately $6.9 million. Borrowings under this loan agreement bear interest at floating rates based on 1-month SOFR plus a margin of 2.5%. As of September 30, 2026, the interest rate on borrowings was 6.25%. As of September 30, 2026, approximately $126,000 of interest on the outstanding construction loan balance and approximately $65,000 of financing costs were capitalized as work in progress real estate asset.

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

During the three and nine months ended September 30, 2026 and 2025, we recognized the following amortization expense related to the KeyBank credit facility and Thrivent Term loan:

	Three Months Ended		Nine Months Ended
($s in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
KeyBank credit facility	$137	$342	$354	$971
Thrivent term loan	77	—	229	—
Total	$214	$342	$583	$971

Note 7. Operating Leases

Lessor Disclosures

The Company leases industrial real estate to tenants under operating leases with a weighted-average remaining lease term of 3.3 years as of September 30, 2026. The leases typically provide for base rent and other charges to cover certain operating expenses. Some of our operating leases include options to extend the lease term. For purposes of determining the lease term and lease classification, we exclude these extension periods unless it is reasonably certain at lease commencement that the option will be exercised.

As of September 30, 2026, future base rent under non-cancelable leases were as follows, assuming no exercise of lease renewal options, if any:

($s in thousands)
2026	$7,119
2027	25,930
2028	20,675
2029	17,852
2030	9,237
Thereafter	20,189
Total	$101,002

As of September 30, 2026 and December 31, 2025, security deposit liabilities of $774,000 and $895,000, respectively, were included in accounts payable and accrued expenses on our consolidated balance sheets.

Lessee Disclosures

We are a lessee to a ground lease associated with an industrial property acquired in 2025. The lease terminates on March 31, 2059 with one ten-year renewal option. As of September 30, 2026, the ground lease had a remaining lease term of 32.5 years. The ROU asset and lease liability associated with the ground lease was calculated by discounting future ground lease payments at the Company's incremental borrowing rate at 6.74% as of the acquisition date.

The following table details the future lease payments due under the ground lease as of September 30, 2026:

($s in thousands)
2026	$41
2027	166
2028	166
2029	170
2030	172
Thereafter	5,322
Total lease payment	6,037
Difference between undiscounted cash flows and discounted cash flow	(3,695)
Total lease liability	$2,342

Note 8. Commitments and Contingencies

From time to time in the normal course of our business, we may be party to legal proceedings arising from the ownership and operation of our industrial properties. We believe that the liabilities, if any, that may result from such legal proceedings will not have a materially adverse effect on our consolidated financial position, operations, or liquidity.

Note 9. Equity

As of September 30, 2026, the Partners' respective ownership interests, life-to-date contributions and redemptions or repurchases were as follows:

($s in thousands)	% Owned	# of Units Owned (1)	# of OP Units Owned	Contributions (2)	Redemptions/Repurchases (3)
Formation Contribution
General Partner (4)	0.0%	56	55	$10	$—
SCI-II (4)	0.6%	55	27,092	2,450	—
Total Formation Contribution	0.6%	111	27,147	2,460	—

Private Offering
Class A Limited Partners	63.7%	2,687,228	—	251,792	(9,269)
Class I Limited Partners	3.0%	128,399	—	51,588	(40,000)
Class R Limited Partners	32.7%	1,378,572	—	128,232	(3,817)
Total Limited Partners	99.4%	4,194,199	—	431,612	(53,086)

Total	100.0%	4,194,310	27,147	$434,072	$(53,086)
(1)
Includes 4,607,953 Units issued under the Private Offering and 174,457 Units issued pursuant to the Partnership's DRIP, and net of 588,211 Units redeemed or repurchased.
(2)
Includes approximately $415.9 million of initial contributions under the Private Offering and approximately $15.7 million of DRIP contributions.
(3)
Redemptions/repurchases amounts reflect 102,709 Class A Units, 443,213 Class I Units, and 42,289 Class R Units redeemed or repurchased.
(4)
Numbers of Units and OP Units rounded to show the correct totals owned by the GP and SCI-II.

Private Offering

In April 2022, we commenced the Private Offering of Units for up to $750 million, expandable to $1 billion at the sole discretion of the GP. All classes of Units differ only with respect to the fees paid to broker-dealers in connection with their sale and are viewed as the same ownership interest.

The following tables set forth the net proceeds raised from the Private Offering and the number of Units issued for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended				Nine Months Ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
($s in thousands)	# of Units Issued	Proceeds	# of Units Issued	Proceeds	# of Units Issued	Proceeds	# of Units Issued	Proceeds
Class A	89,675	$8,094	106,541	$9,615	257,259	$23,218	367,949	$33,206
Class I	2,216	200	—	—	2,216	200	14,404	1,300
Class R	37,346	3,371	53,730	4,849	101,047	9,120	221,010	19,946
Total	129,237	$11,665	160,271	$14,464	360,522	$32,538	603,363	$54,452

The Partnership's DRIP allows the Limited Partners to elect to have their cash distributions attributable to the class of Units owned automatically reinvested in additional Units of the same class. The following tables set forth the DRIP contributions received, and the number of Units issued pursuant to the DRIP, during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended				Nine Months Ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
($s in thousands)	# of Units Issued	DRIP Proceeds	# of Units Issued	DRIP Proceeds	# of Units Issued	DRIP Proceeds	# of Units Issued	DRIP Proceeds
Class A	12,617	$1,139	10,525	$950	36,296	$3,276	29,214	$2,637
Class I	520	47	530	48	1,543	139	1,674	151
Class R	6,070	548	5,281	477	17,983	1,623	14,269	1,288
Total	19,207	$1,734	16,336	$1,475	55,822	$5,038	45,157	$4,076

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

In each of the nine months ended September 30, 2026 and 2025, the Company made distributions at an annualized rate of $4.05 per unit to holders of Units of record as of the last day of each quarter, payable the following month. Distributions payable as of September 30, 2026 and December 31, 2025 were approximately $4.2 million and $3.9 million, respectively.

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

The following table sets forth the redemptions processed pursuant to the Partnership Agreement, during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended				Nine Months Ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
($s in thousands)	# of Units	$	# of Units	$	# of Units	$	# of Units	$
Redemptions	39,912	$3,602	5,746	$519	109,275	$9,862	7,246	$654

Preferred Equity

In December 2022, the SIP IV REIT issued 125 non-voting Series A preferred shares at $1,000 per share for aggregate consideration before expenses of $125,000. The SIP IV REIT pays preferred dividends at an annual rate of 12% per share, payable in two installments each year.

Note 10. Related-Party Transactions

The following is a summary of amounts incurred with the GP, Sealy, and their affiliates during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
($s in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025	Financial Statement Line
Acquisition fees	$—	$382	$—	$1,379	Real estate assets
Asset management fee	$1,140	$1,043	$3,447	$2,830	Asset management fee
Distribution fees	$44	$76	$178	$418	Prepaid expenses and other assets
Financing fees	$—	$526	$750	$876	Deferred financing costs; Term loan
Issuance costs	$666	$703	$2,045	$3,392	Issuance costs
Leasing commissions	$—	$88	$44	$93	Prepaid expenses and other assets
Property management fees	$263	$269	$819	$710	Property operating expenses
Other	$470	$247	$984	$739	Various

•
Acquisition fees – the Company pays Sealy an acquisition fee of up to 1.0% of the total contract purchase price for real estate assets acquired. The Company also reimburses Sealy for acquisition-related expenses.
•
Asset management fee – the Company pays the GP an asset management fee of up to 1.0% of the book value of assets under management (the “AUM”) per annum payable monthly. The AUM is not adjusted for accumulated depreciation. As of both September 30, 2026 and December 31, 2025, the asset management fee payable to the GP was $570,000.
•
Distribution fees – the Class R Unit is subject to a distribution fee of 0.25% of the Class R Unit price per annum, payable to Sealy Investment Securities, LLC ("SIS"), a Sealy affiliate and the managing broker-dealer for the Private Offering, from quarterly and liquidating distributions. The Company may prepay SIS, and has prepaid, the distribution fee in the amount of 2.5% of the Class R Unitholders’ gross contributions. As of September 30, 2026 and December 31, 2025, prepaid distribution fees were $2.1 million, and $2.2 million, respectively. The Company withholds from the investors’ quarterly distributions at an annual rate of 0.25% of gross contributions currently and will withhold from liquidating distributions, not to exceed 2.5% in total.
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
•
Issuance costs – the Company reimburses Sealy and SIS for offering-related costs and costs in connection with the administration of the DRIP. The following table sets forth issuance costs we incurred with related parties for the respective periods:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Issuance costs - Sealy	$—	$—	$102	$1,231
Issuance costs - SIS	$666	$703	$1,943	$2,161

As of September 30, 2026 and December 31, 2025, issuance costs payable to SIS were approximately $165,000 and $399,000, respectively; no issuance costs remained payable to Sealy.

Additionally, the Company may pay SIS an alternative selling commission on Class I Units not to exceed 4.25% of gross offering proceeds. During the three and nine months ended September 30, 2026, the Company incurred $1,000 in alternative selling commissions. During the three and nine months ended September 30, 2025, the Company incurred $55,000 in alternative selling commissions.

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
•
Other costs – the Company has no employees and, in accordance with the Partnership Agreement and the confidential private placement memorandum of the Private Offering, periodically reimburses Sealy and its affiliates for costs incurred on its behalf. These costs include compensation for management and administrative personnel providing services such as accounting and property management, as well as compliance costs, consulting services related to insurance, property tax, design services, and other expenses such as postage and pursuit costs on dead deals. As of September 30, 2026 and December 31, 2025, approximately $89,000 and $21,000 of other costs remained payable, respectively.

Note 11. Concentration Risks

The Company currently owns real estate located primarily in the Southern and Midwestern United States. This geographic concentration creates a concentration of credit risk with respect to revenue generation. The Company has not experienced losses with respect to its geographic concentration.

As of September 30, 2026, one of the Company's 34 tenants had an annualized base rent representing 11.4% of total annualized base rent. This tenant owed $39,000 for current month property tax reimbursement as of September 30, 2026.

Note 12. Subsequent Events

On October 8, 2026, the Company closed the purchase of two industrial properties totaling approximately 306,000 square feet near Minneapolis, Minnesota for a combined purchase price of $34.4 million. Both properties are fully occupied with weighted average lease terms remaining of 1.2 and 5.1 years, respectively.

On October 9, 2026, the Company, through its wholly owned TRS, TRS JV, entered into a joint venture agreement with IDV Risinger L.L.C. to form Sealy IDV Risinger, LLC (the "IDV JV II"). IDV JV II acquired a land parcel in Fort Worth, Texas for development of an industrial property. The Company contributed $5.0 million to IDV JV II and maintains a 95% interest in IDV JV II.

On October 15, 2026, the Company contributed $55.1 million to Sealy Industrial II, DST ("DST-II") through its wholly owned TRS, TRS-I. On the same day, DST-II completed an acquisition of an industrial property of 534,000 square feet in Cincinnati, Ohio, for $55.0 million, plus transaction costs. TRS-I owned 100% of the beneficial interest in DST-II as of October 15, 2026. On October 16, 2026, DST-II commenced a private placement offering of up to 100% of its beneficial interests to certain qualified accredited investors (the "DST-II Offering"). The maximum offering amount is approximately $66.5 million. As the beneficial interests in DST-II are sold and investor contributions are received, DST-II will pay TRS-I for the purchase price plus transaction costs of the DST-II property, as well as a bridge carry fee of up to $2.6 million, or 3.9% of the maximum offering amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance, or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see "Item 1A. Risk Factors" in our Annual Report on Form 10-K.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve known and unknown risks, uncertainties, and other factors. Undue reliance should not be placed upon such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continues,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Therefore, such statements are not intended to be a guarantee of the Company's performance in future periods. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Item 1A. Risk

Factors" of our Annual Report on Form 10-K. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

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

In addition, inflation, which has been pronounced over the last several years, may result in higher general and administrative expenses for our Company and for our tenants. Insurance costs in certain markets have increased and may increase more than inflation due to property locations in high-risk markets and higher property replacement costs. Further, state and local governments may also look to increase real estate taxes and other related fees to offset higher operating expenses and lower revenues from other sources. While our properties typically are subject to triple-net or double-net leases, which means the tenant is obligated to pay for most of the expenses of operating and maintaining the property and property taxes, high insurance costs and real estate taxes may result in higher overall occupancy costs for tenants, which may result in a failure to make rental payments when due.

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

During the three months ended September 30, 2026, we accomplished the following:

•
Generated $9.7 million of total revenue, comparable to total revenue in the prior year quarter;
•
Raised $11.7 million of offering proceeds from the Private Offering by issuing an aggregate of 129,237 Units;
•
Paid $2.3 million of cash distributions in addition to reinvesting $1.7 million of distributions in accordance with the DRIP;
•
Substantially completed the development of the Aldine Westfield Property in Houston, Texas (see Note 4. Investment in Joint Venture in the accompanying unaudited consolidated financial statements for further details); and
•
Received $12.9 million of return of capital from our initial contribution to DST-I and recognized $0.9 million in income from our investment.

As of September 30, 2026:

•
Our portfolio consisted of 21 industrial properties in eight states with approximately 5.1 million square feet of GLA leased to 34 tenants;
•
The occupancy rate was 93.4% with an average remaining lease term of approximately 3.3 years;
•
$108.5 million remained available for borrowing under our 2026 KeyBank Credit Facility; and
•
We held a 95% interest through a TRS in the IDV JV (see Note 4. Investment in Joint Venture in the accompanying unaudited consolidated financial statements for further details).

The following tables set forth a summary of our consolidated financial data for the periods and dates indicated.

	Three Months Ended		Change	Nine Months Ended		Change
($s and units in thousands, except per-unit data)	September 30, 2026	September 30, 2025	$	September 30, 2026	September 30, 2025	$
Total revenues	$9,699	$9,759	$(60)	$30,149	$26,802	$3,347
Total operating expenses	$10,294	$9,430	$864	$31,411	$25,536	$5,875
Net loss	$(2,011)	$(1,375)	$(636)	$(6,399)	$(1,578)	$(4,821)
Net loss attributable to Limited Partners	$(2,002)	$(1,370)	$(632)	$(6,368)	$(1,580)	$(4,788)
Weighted average number of Units outstanding, basic and diluted	4,164	4,101	63	4,076	3,883	193
Earnings per Unit, basic and diluted	$(0.48)	$(0.33)	$(0.15)	$(1.56)	$(0.41)	$(1.15)

	As of		Change
($s in thousands)	September 30, 2026	December 31, 2025	$	%
Real estate assets, at cost	$428,847	$448,914	$(20,067)	(4%)
Cash and cash equivalents	$26,211	$12,199	$14,012	115%
Total assets	$465,723	$490,605	$(24,882)	(5%)
Secured revolving credit facility	$41,500	$79,500	$(38,000)	(48%)
Term loan, net	$103,814	$103,585	$229	—
Construction loan	$6,932	$—	$6,932	—
Total liabilities	$173,772	$204,266	$(30,494)	(15%)
Total partners' capital	$291,951	$286,339	$5,612	2%

We continue to position ourselves for future acquisitions by continuing our capital raising efforts and by acquiring income-producing industrial and other commercial real estate properties located throughout the United States. We expect growing revenue and expenses with an expanding portfolio. Our future financial condition and results of operations, including rental revenues, will be impacted by future acquisitions (including the frequency, timing, size, and capitalization rates thereof), redevelopment and sale of properties, rental rate, occupancy rate, interest rate environment, and level of debt.

Results of Operations

For purposes of the discussions below, same-store properties are properties acquired before January 1, 2025 and held as in-service properties through September 30, 2026. Acquired properties are properties that were acquired on or after January 1, 2025 and held as in-service properties through September 30, 2026. Disposed properties includes an industrial property of 56,000 square feet sold on June 20, 2025 and the DST Property acquired on December 10, 2025 and contributed to DST-I on January 13, 2026.

Comparison of three months ended September 30, 2026 to three months ended September 30, 2025

Revenues decreased to $9.7 million in the three months ended September 30, 2026 from $9.8 million in the three months ended September 30, 2025, primarily due to $0.6 million higher revenue from acquired properties, offset by $0.7 million lower revenue from same-store properties. Revenues from same-store properties decreased primarily due to a 265,700-square-foot vacancy in the current quarter that contributed $0.6 million to the third quarter 2025 revenues, and a 140,400-square-foot vacancy in the current quarter that contributed $0.2 million to the third quarter 2025 revenues. This decrease was partially offset by a $0.1 million increase in tenant recoveries revenue.

	Three Months Ended
($s in thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Revenues
Same-store properties	$6,354	$7,026	$(672)	(10%)
Acquired properties	3,345	2,733	612	22%
	$9,699	$9,759	$(60)	(1%)

Depreciation and amortization increased to $5.5 million in the three months ended September 30, 2026 from $5.0 million in the three months ended September 30, 2025, a $0.5 million increase driven by acquired properties.

	Three Months Ended
($s in thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Depreciation and Amortization
Same-store properties	$3,461	$3,507	$(46)	(1%)
Acquired properties	2,057	1,499	558	37%
	$5,518	$5,006	$512	10%

Taxes and insurance increased to $2.0 million in the three months ended September 30, 2026 from $1.9 million in the three months ended September 30, 2025, due to a $0.2 million increase from acquired properties.

	Three Months Ended
($s in thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Taxes and Insurance
Same-store properties	$1,219	$1,273	$(54)	(4%)
Acquired properties	773	586	187	32%
Disposed properties	1	—	1	—
	$1,993	$1,859	$134	7%

Asset management fees increased to $1.1 million in the three months ended September 30, 2026 from $1.0 million in the three months ended September 30, 2025 as a direct result of an increase in the value of assets under management due to acquired properties.

Property operating expenses remained consistent at $0.9 million in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The $21,000 decrease from acquired properties was due to non-routine common area maintenance projects in the prior year quarter not needed in the current year quarter.

	Three Months Ended
($s in thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Property Operating Expenses
Same-store properties	$655	$622	$33	5%
Acquired properties	283	304	(21)	(7%)
Disposed properties	—	1	(1)	(100%)
Corporate	6	5	1	20%
	$944	$932	$12	1%

General and administrative expense increased to $0.7 million for the three months ended September 30, 2026 from $0.6 million for the three months ended September 30, 2025, a $0.1 million increase, primarily due to pursuit costs for a terminated real estate acquisition transaction in the current year quarter.

	Three Months Ended
($s in thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
General and Administrative
Same-store properties	$5	$8	$(3)	(38%)
Acquired properties	3	11	(8)	(73%)
Corporate	691	571	120	21%
	$699	$590	$109	18%

Investment income increased to approximately $0.9 million for the three months ended September 30, 2026 due to income from our investment in DST-I. We did not recognize any investment income during the three months ended September 30, 2025.

Interest expense increased by approximately $0.4 million from $1.8 million for the three months ended September 30, 2025 to just under $2.2 million for the three months ended September 30, 2026, as a result of higher outstanding debt balance partially offset by a lower weighted average interest rate during the current year period. The weighted average balance outstanding during the three months ended September 30, 2026 was $136.3 million, as compared to $82.7 million during the three months ended September 30, 2025. Weighted average interest rate on our borrowings, inclusive of the impact of unused fees on the credit facilities, decreased from 6.89% for the three months ended September 30, 2025 to 5.82% for the three months ended September 30, 2026. Noncash interest expense decreased by approximately $0.1 million due to deferred financing costs on the 2026 KeyBank Credit Facility amortizing over a longer term than the deferred financing cost on the previous KeyBank credit facility.

Income taxes were approximately $0.2 million for the three months ended September 30, 2026 due to provisions made for federal and state income taxes. No such provisions were made in the three months ended September 30, 2025. See "Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncement – Income Taxes" for more information.

Our net loss for the three months ended September 30, 2026 was $2.0 million, as compared to $1.4 million for the three months ended September 30, 2025. The change was primarily a result of a $0.4 million increase in interest expense in the current year quarter, a $0.5 million increase in depreciation and amortization in the current year quarter, $0.1 million increases in each of property taxes and insurance, general and administrative and asset management fees in the current year quarter, offset by a $0.7 million increase in income from DST investment net of estimated income taxes during the three months ended September 30, 2026.

Comparison of nine months ended September 30, 2026 to nine months ended September 30, 2025

Revenues increased to $30.2 million in the nine months ended September 30, 2026 from $26.8 million in the nine months ended September 30, 2025, primarily due to $5.6 million higher revenue from acquired properties partially offset by $1.9 million lower revenue from same store properties. Revenues from same store properties decreased primarily due to a 265,700-square-foot vacancy in the current period that contributed $1.8 million to the first nine months of 2025 revenues, and a 140,400-square-foot vacancy in the current period that contributed $0.8 million to the first nine months of 2025 revenues. The decrease was partially offset by an increase of $0.2 million in tenant recoveries revenue.

	Nine Months Ended
($s in thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Revenues
Same-store properties	$19,714	$21,649	$(1,935)	(9%)
Acquired properties	10,356	4,799	5,557	116%
Disposed properties	79	354	(275)	(78%)
	$30,149	$26,802	$3,347	12%

Depreciation and amortization increased to $16.7 million in the nine months ended September 30, 2026 from $13.1 million in the nine months ended September 30, 2025, a $3.5 million increase driven by acquired properties.

	Nine Months Ended
($s in thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Depreciation and Amortization
Same-store properties	$10,456	$10,495	$(39)	—
Acquired properties	6,169	2,562	3,607	141%
Disposed properties	64	90	(26)	(29%)
	$16,689	$13,147	$3,542	27%

Taxes and insurance increased to $6.5 million in the nine months ended September 30, 2026 from $5.3 million in the nine months ended September 30, 2025, a $1.2 million increase driven by acquired properties.

	Nine Months Ended
($s in thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Taxes and Insurance
Same-store properties	$4,089	$4,099	$(10)	—
Acquired properties	2,361	1,116	1,245	112%
Disposed properties	17	61	(44)	(72%)
	$6,467	$5,276	$1,191	23%

Asset management fees increased to $3.4 million in the nine months ended September 30, 2026 from $2.8 million in the nine months ended September 30, 2025 as a direct result of an increase in the value of assets under management due to acquired properties.

Property operating expenses increased to $3.0 million in the nine months ended September 30, 2026 from $2.4 million in the nine months ended September 30, 2025, mostly driven by acquired properties. The $197,000 increase of property operating expenses for same-store properties is driven by several maintenance projects in the current year period including pressure washing, landscaping, plumbing, painting and parking lot repair at properties throughout the Southern U.S.

	Nine Months Ended
($s in thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Property Operating Expenses
Same-store properties	$2,148	$1,951	$197	10%
Acquired properties	831	420	411	98%
Disposed properties	5	40	(35)	(88%)
Corporate	17	16	1	6%
	$3,001	$2,427	$574	24%

General and administrative expense decreased to $1.8 million for the nine months ended September 30, 2026 from $1.9 million for the nine months ended September 30, 2025, a $0.1 million decrease, primarily due to lower legal fees associated with public reporting and filings under the Exchange Act. Most of the legal fees incurred in the nine months ended September 30, 2025 were associated with the Company's initial registration statement filing with the SEC. This is partially offset by increased pursuit costs on a terminated real estate acquisition in the nine months ended September 30, 2026.

	Nine Months Ended
($s in thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
General and Administrative
Same-store properties	$49	$48	$1	2%
Acquired properties	34	38	(4)	(11%)
Disposed properties	(5)	1	(6)	(600%)
Corporate	1,729	1,769	(40)	(2%)
	$1,807	$1,856	$(49)	(3%)

Investment income increased to approximately $2.5 million for the nine months ended September 30, 2026 due to income from the Company's investment in DST-I. The Company did not recognize any investment income during the nine months ended September 30, 2025.

Interest expense increased by approximately $3.1 million from $4.1 million for the nine months ended September 30, 2025 to $7.2 million for the nine months ended September 30, 2026, as a result of higher outstanding debt balance partially offset by a lower weighted average interest rate during the current year period. The weighted average balance outstanding during the nine months ended September 30, 2026 was $153.3 million, as compared to $60.2 million during the nine months ended September 30, 2025. Weighted average interest rate on our borrowings, inclusive of the impact of unused fees on the credit facilities, decreased from 6.96% for the nine months ended September 30, 2025 to 5.73% for the nine months ended September 30, 2026. Noncash interest expense decreased by approximately $0.4 million in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 due to deferred financing costs on the 2026 KeyBank Credit Facility amortizing over a longer period than the deferred financing costs on the previous KeyBank credit facility.

Gain on sale of real estate assets was $1.2 million in the nine months ended September 30, 2025 from the disposition of a 56,000 square-foot industrial property in Sulphur, Louisiana. We did not make any dispositions in the nine months ended September 30, 2026. Please see "Note 3. Investment in Real Estate" for more information.

Income taxes were approximately $0.6 million for the nine months ended September 30, 2026 due to provisions made for federal and state income taxes. No such provisions were made in the nine months ended September 30, 2025. See "Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncement – Income Taxes" for more information.

Our net loss for the nine months ended September 30, 2026 was $6.4 million, as compared to $1.6 million for the nine months ended September 30, 2025. The change was primarily a result of an increase of $3.3 million in revenue and a $1.9 million increase of income from our DST investment net of income taxes, offset by a $3.1 million increase in interest expense, a $3.5 million increase in depreciation and amortization, a $1.2 million increase in property taxes and insurance, a $0.6 million increase in asset management fees, and a $0.6 million increase in property expenses in the current year period. Further, we recognized a $1.2 million gain from dispositions of real estate assets in the prior year period; no such gain has been recognized in the current year period.

Liquidity and Capital Resources

Cash Flow Activity

The following table summarizes our cash flow activities for the nine months ended September 30, 2026 and 2025 respectively:

	Nine Months Ended		Change
($s in thousands)	September 30, 2026	September 30, 2025	$	%
Net cash provided by operating activities	$11,846	$11,842	$4	—
Net cash provided by (used in) investing activities	$21,157	$(133,012)	$154,169	116%
Net cash provided by (used in) financing activities	$(18,991)	$122,877	$(141,868)	(115%)

Changes in cash flow for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 are described as follows:

Operating Activities: Cash provided by operating activities was $11.8 million in the nine months ended September 30, 2026, consistent with that in the nine months ended September 30, 2025, primarily due to the following:

•
$2.5 million of bridge carry fees and distribution received from DST-I in the nine months ended September 30, 2026; no such fees or distributions were received in the nine months ended September 30, 2025;
•
$1.0 million increase in revenue net of property taxes and insurance, asset management fees, property operating expenses, and general and administrative expenses in the nine months ended September 30, 2026;
•
$0.3 million increase in working capital in the nine months ended September 30, 2026, which is a result of timing of payments and receipts of prepaid expenses and other assets, accounts payable and accrued expenses, and deferred revenues; offset by
•
$3.7 million more cash paid for interest in the nine months ended September 30, 2026.

Investing Activities: Cash provided by investing activities was $21.2 million in the nine months ended September 30, 2026, as compared to using $133.0 million for investing activities in the nine months ended September 30, 2025, primarily due to the following:

•
Paid $1.7 million of earnest money towards pending real estate acquisitions and no closings in the nine months ended September 30, 2026, as compared to $140.3 million used to acquire real estate assets in the nine months ended September 30, 2025;
•
Used $9.9 million more of capital to the IDV JV in the nine months ended September 30, 2026; and
•
Received $33.4 million return of investment from DST-I in the nine months ended September 30, 2026.

Financing Activities: $19.0 million was used in financing activities in the nine months ended September 30, 2026 as compared to $122.9 million provided by financing activities in the nine months ended September 30, 2025, a $141.9 million decrease in cash, primarily due to the following:

•
Net revolving credit facility repayments of $38.0 million in the nine months ended September 30, 2026, as compared to net repayments of $21.5 million in the nine months ended September 30, 2025;
•
Used $9.9 million to redeem 109,275 Units in the nine months ended September 30, 2026, as compared to $0.6 million used to redeem 7,246 Units in the nine months ended September 30, 2025;
•
Proceeds from the Private Offering were $20.7 million lower in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025;

•
Paid $1.0 million less in financing costs in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025;
•
Payments for issuance costs decreased $1.5 million in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025; and
•
No proceeds from term loan in the nine months ended September 30, 2026, as compared to $105.2 million in proceeds from term loan in the nine months ended September 30, 2025.

The following table outlines gross distributions paid out (exclusive of impact of accruals) and sources used to fund the distributions for the periods as indicated:

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
($s in thousands)	Amount		Percentage	Amount	Percentage
Net cash provided by operating activities	$11,846			$11,842

Distributions
Paid in cash	$6,836		57%	$6,258	61%
DRIP	5,244		43%	4,075	39%
Total	$12,080		100%	$10,333	100%
Sources of Distributions
Cash flows from operating activities	$11,846		98%	$10,333	100%
Cash flows from operating activities from prior period	234	(1)	2%	-	0%
Total	$12,080		100%	$10,333	100%

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
•
to fund property acquisitions.

These needs will be met by proceeds from the Private Offering as well as borrowings under our credit facilities. The A&R Credit Agreement we entered into on January 15, 2026 increased the borrowing capacity under the KeyBank credit facility from $100.0 million to $150.0 million and extended the maturity date to March 30, 2029, with the option for a 12-month extension upon satisfaction of certain conditions. As of September 30, 2026, $41.5 million is outstanding under the 2026 KeyBank Credit Facility and $108.5 million remained available for borrowing.

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

We were in compliance with our financial covenants as of September 30, 2026, and we anticipate that we will be able to operate in compliance with our financial covenants throughout 2026. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lender in a manner that could impose and cause us to incur material costs and our access to borrowings on our 2026 KeyBank Credit Facility may be limited if we fail to meet any of these covenants.

Off-Balance Sheet Arrangements

At September 30, 2026, we had one letter of credit in lieu of cash security deposit totaling $0.5 million, which was not reflected as a liability on our balance sheets, nor was any cash reflected as an asset on our balance sheets. We had no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operation or liquidity and capital resources.

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

Net Operating Income

NOI is a non-GAAP supplemental measure of operating performance. We use NOI to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings, and to compute the fair value of our properties. We define NOI as revenues minus property operating expenses such as real estate taxes, repairs and maintenance, property management, utilities, insurance, and other expenses, which is calculated by excluding the following items from net income computed in accordance with GAAP:

•
depreciation and amortization;

•
general and administrative expense;
•
asset management fees;
•
impact of straight-line rent;
•
amortization of above/below market leases;
•
interest income and expense;
•
gains and losses on the sale of real estate; and
•
equity in income and loss from joint ventures.

The table below is a reconciliation from our GAAP net loss to NOI, without adjusting for the effects of noncontrolling interests, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
($s in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net loss	$(2,011)	$(1,375)	$(6,399)	$(1,578)

Adjustments:
Depreciation and amortization	5,518	5,006	16,689	13,147
Asset management fee	1,140	1,043	3,447	2,830
General and administrative	699	590	1,807	1,856
Straight-line rent	(84)	(254)	(317)	(825)
Above/below market rent intangibles amortization	(291)	(247)	(876)	(624)
Interest expense	2,196	1,767	7,175	4,114
Interest income	(50)	(58)	(115)	(113)
Income from DST Investment	(938)	—	(2,548)	—
Gain on sale of real estate assets	—	(5)	—	(1,157)
Income taxes	208	—	625	—
Total adjustments	8,398	7,842	25,887	19,228

NOI	$6,387	$6,467	$19,488	$17,650

Our NOI may not be comparable to same-store NOI or similar measures reported by other real estate companies who define NOI differently. The major factors influencing NOI are occupancy levels, rental rate increases or decreases, and tenant recoveries increases or decreases. Our success depends on our ability to lease space and to recover the operating costs associated with those leases from our tenants.

The following table breaks down our NOI by same store properties, acquired properties and other for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended			Nine Months Ended
($s in thousands)	September 30, 2026		September 30, 2025	September 30, 2026	September 30, 2025
Same-store properties
Revenues	$6,354		$7,026	$19,714	$21,649
Expenses	(1,874)		(1,895)	(6,237)	(6,050)
Same-store NOI before adjustments	4,480		5,131	13,477	15,599
Adjustments:
Straight-line rent	(36)		(171)	(153)	(674)
Above/below market rent intangibles amortization	(134)		(142)	(404)	(427)
Same Store NOI	$4,310	(1)	$4,818	$12,920	$14,498

Acquired properties
Revenues	$3,345		$2,733	$10,356	$4,799
Expenses	(1,056)		(890)	(3,192)	(1,536)
Acquired properties NOI before adjustments	2,289		1,843	7,164	3,263
Adjustments:
Straight-line rent	(48)		(83)	(180)	(144)
Above/below market rent intangibles amortization	(157)		(105)	(470)	(197)
Acquired properties NOI	$2,084		$1,655	$6,514	$2,922

Disposed properties and other
Revenues	$—		$—	$79	$354
Expenses	(7)		(6)	(39)	(117)
Disposed properties and other NOI before adjustments	(7)		(6)	40	237
Adjustments:
Straight-line rent	—		—	16	(7)
Above/below market rent intangibles amortization	—		—	(2)	—
Disposed properties and other NOI	$(7)		$(6)	$54	$230

Total NOI	$6,387		$6,467	$19,488	$17,650

(1) Same-store NOI decreased in the three and nine months ended September 30, 2026 by approximately $0.5 million and $1.6 million, respectively, as compared to the three and nine months ended September 30, 2025. This is due to vacancies in two units where tenants contributed approximately $0.8 million and $2.6 million in rental revenue in the three and nine months ended September 30, 2025, respectively. This is partially offset due to a decrease in straight-line rent adjustment associated with these terminations.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2026, the Company issued an aggregate of (i) 360,522 Units in the Private Offering for net proceeds of approximately $32.5 million; and (ii) 55,822 Units pursuant to the DRIP for net proceeds of approximately $5.0 million. The Units were issued in the Private Offering pursuant to Rule 506(b) of Regulation D promulgated under the Securities Act, to persons who qualify as "accredited investors," as defined in Regulation D promulgated under the Securities Act and non-U.S. persons pursuant to Regulation S promulgated under the Securities Act.

Under our general redemption policy, Limited Partners who have held their Units for at least one year may request annually to have us redeem all or a portion of the respective Limited Partner’s Units (each such request a “Redemption Request”). As our distributable cash permits, Redemption Requests will be accommodated quarterly on such date(s) as determined by the GP in its sole discretion. Notwithstanding the foregoing, we shall not in any event be required to redeem (and the GP shall have no obligation to attempt to obtain funds on our behalf to redeem) in any calendar year (A) more than five percent (5%) of the aggregate Units and OP Units outstanding as of the beginning of such calendar year or (B) more than twenty-five percent (25%) of the Units held by any Limited Partner submitting a Redemption Request at the time of submission. In order to comply with the 5% cap described in the previous sentence, the GP, in its discretion, may limit redemptions in any calendar quarter to 1.25% of the aggregate Units and OP Units outstanding as of the beginning of such calendar year. The foregoing limitations on our redemption obligations shall be applied in a manner so as to treat us and the OP as one collective entity and shall also apply to any redemptions of OP Units.

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

During the three months ended September 30, 2026, we redeemed or repurchased Units as follows:

Period	Total Number of Units Redeemed or Repurchased	Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Redeemed Under the Plans or Programs
July 1, 2026 - July 31, 2026	—	N/A	—	(1)
August 1, 2026 - August 31, 2026	—	N/A	—	(1)
September 1, 2026 - September 30, 2026	39,912	$90.25	39,912	(1)
(1)
A description of the maximum number of Units that may be redeemed under our redemption policy is included in the narrative preceding this table.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of the persons who perform policy-making functions for us and are designated as reporting persons for purposes of Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

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

SEALY INDUSTRIAL PARTNERS IV, LP
Date:	November 4, 2026
By: Sealy Industrial Partners IV GP, LLC, its general partner

		By:	/s/ Mark P. Sealy
		Name:	Mark P. Sealy
		Title:	Manager

		By:	/s/ James Gilligan
		Name:	James Gilligan
		Title:	Principal Financial Officer